Form 10KSB
period 2001-07-31
LIONS GATE INVESTMENT LTD
filed 2001-10-04
CIK 1111697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2001

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                         Commission file Number: 0-32523

                          LIONS GATE INVESTMENT LIMITED
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0222710
                     (I.R.S. Employer Identification Number)

                           2271 Flanders Avenue, S.W.
                        Calgary, Alberta, T2T 5K9 Canada
                    (Address of principal executive offices)

                                  (403)606-7696
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for its fiscal year ended July 31, 2001 were $1,932.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $0.00 as the Registrant's shares are not yet listed or quoted on an exchange.

On July 31, 2001, the number of shares outstanding of the registrant's Common Stock was 4,900,000.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

                                     PART I
                                    BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

We are a junior oil and gas exploration company. On February 14, 2001, we obtained a 2% overriding royalty on certain petroleum producing lands in the Province of Alberta, Canada known as Edgerton "27" and located at Township 42, Range 3 West 4 Meridian, Section 27. We acquired our royalty in an arm's length negotiation with Mr. N. Desmond Smith of Calgary, Alberta in consideration for 100,000 of our common shares at a deemed price of $0.50 per share. Following our acquisition of the royalty, we offered Mr. Smith the position of President of our company. Mr. Smith will be overseeing our initial exploration in the Wainwright area and has been given the task of assembling our portfolio of oil and gas exploration properties in western Canada and the western United States.

Since acquiring our royalty interest, we have obtained a comprehensive library of geophysical data in the area of our initial property. This geophysical data library is comprised of data which has been acquired by third parties and which is available for purchase through seismic data brokers. We currently have funds available to acquire geophysical seismic data in the area of our royalty interests. The geophysical seismic data which we obtain will be examined by management for anomalous characteristics. This purchase of geophysical seismic data and evaluation by management constitutes our phase one exploration program in the Wainwright, Alberta area. In the event anomalous characteristics are identified by management on the geophysical data which is examined, we will conduct a geophysical acquisition program of approximately 10 kilometers either exclusively or with a joint venture partner. This program will involve permitting, seismic acquisition, processing and interpretation. This will constitute our phase two exploration program in our area of interest. We currently have funds on hand to finance this second phase of exploration.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

Office Premises
---------------

We operate from our offices at 2271 Flanders Avenue, S.W., Calgary, Alberta, T2T 5K9, Canada. Space is provided to us on a rent free basis by Mr. Smith, a director of the Company. We are not a party to any lease. It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees. Management believes that this space will meet our needs for the foreseeable future.

Oil and Gas Properties
----------------------

Our 2% gross overriding royalty burdens the petroleum and natural gas lands described as Section 27, Township 42, Range 3, West 4 Meridian in the Province of Alberta, Canada. There are currently 10 wells situated on the property of which five are producing oil wells and one is a formation water disposal well. Harbour Petroleum Company Limited initially drilled the wells and operatorship has been transferred to Talisman Energy Inc.

The property is located approximately 120 miles east of Edmonton, Alberta. The property has been on continuous production since 1994. In 1994, Talisman Energy Inc. became the operator and placed the five producing wells on stream. The wells cumulatively produce approximately 40 barrels of oil per day generating approximately CDN$850 per month as our royalty. The producing wells are identified as:

         Harbour Talisman Chauvs 10-27-42-3W4M
         Harbour Talisman Chauvs 11-27-42-3W4M

         Harbour Talisman Chauvs 14b-27-42-3W4M
         Harbour Talisman Chauvs 14d-27-42-3W4M
         Harbour Talisman Chauvs 15-27-42-3W4M

Geology in the area of our royalty interest
-------------------------------------------

The Sparky Formation is a shallow water deltaic to offshore bar sequence of clastic sediments deposited into a regressive Lower Cretaceous Boreal sea. The Formation is one of seven distinct units of the Upper Mannville group that constitutes regressive and transgressive marine incursions into the mid continent from the northern Boreal sea of the Cretaceous Age. The source of sediments for the Sparky Formation is the Canadian Shield and the Western Cordillera. The Sparky is underlain by the coal sequence of the general petroleum formation and capped by the sparky coal unit.

In the area of our royalty interest the Sparky is 20-30 metres (65-100 feet) in thickness with reservoir net pay approaching 10 metres (35 feet). The oil is deemed to be heavy with an API ranging from 20 to 26 degrees. The main reservoir is a well-sorted quartzose siltstone/sandstone unit.

Hydrocarbons are entrapped by stratigraphic limitations pinching out to the structurally up dip (north east) direction. Occasionally the reservoir sands are truncated by post depositional channel cuts of the next sequence of continental transgression into the seaway.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

We are not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company's 2001 annual general meeting is scheduled to be held on Friday, November 9, 2001 at Suite 1000, 409 Granville Street, Vancouver, British Columbia at 10:00 a.m. The Company's security holders will be requested to elect new directors, to appoint the Company's auditors for the 2001/2002 fiscal year and to ratify all actions taken by the officers and directors of the Company the preceding year. No other business is expected to be brought before the Company's shareholders at the 2001 annual general meeting. The Company's notice of annual general meeting, Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

The Company's shares are not currently listed on any exchange or quotation system.

There are approximately 47 shareholders holding 4,900,000 of our issued common shares. There are no options and warrants to purchase additional common shares of the Company.

The Company does not expect to pay a dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

ITEM 6.  PLAN OF OPERATION
--------------------------

Geophysical Data Audit
----------------------

We commenced the initial stage of our business plan in June, 2001. We are examining suitable trade geophysical data available in the immediate vicinity of our current royalty interest. Our examination of trade data brokers' inventory will determine the geographic location, age and parameters of existing data with a view to acquiring and re-processing suitable data. The study is anticipated to take approximately 60 days and acquisition and processing will take an additional 30 days. The activity of data acquisition involves our company reviewing currently available seismic data for quality and technical merit and purchasing that geophysical data in the geographic area of our proposed activity. This data is recorded digitally and can be manipulated through the application of various filters and processes which clarify the data from extraneous seismic noise. This constitutes reprocessing seismic data. This activity is conducted by geophysicists with specialized training.

The estimated costs of this initial program in Canadian dollars are:


         Data Acquisition - 20 kilometers (12.5 miles) @ $400 per kilometer:                       $ 8,000
         Re-processing - @ $300 per kilometer:                                                     $ 6,000
         Consultant - Identification and monitoring reprocessing @ $500 per day for 10 days:       $ 5,000
                                                                                                  --------

         Total:                                                                                    $19,000

Geophysical Acquisition Programme
---------------------------------

The initial geophysical audit programme will identify selected areas that require specific data acquisition to define drilling targets. The programme may be structured as a geophysical farm-in with a drilling option or we may elect to acquire the data on open Crown Lands. In the first case we will contract with property owners or the owners of hydrocarbon rights to allow us to acquire data in exchange for an option to drill on the subject lands if our geophysical data defines a prospective drilling target. In the second case, we would acquire the proprietary data with a view to requesting the Province of Alberta to post the lands for public auction. In either case we would secure the optimum drilling locations. If our company pursues a geophysical farm-in, it means that we have negotiated the rights to petroleum and natural gas lands by acquiring geophysical data over lands currently owned by a third party. The negotiations involve offering the third party the acquired geophysical data at no cost in return for the exclusive right to drill a well on the petroleum and natural gas lands in order to earn a portion of the petroleum and natural gas rights. If petroleum and natural gas rights over certain lands have not been leased by the government to oil and gas companies, those lands are considered to be open lands. In this case, there are no parties to negotiate farm-ins with as the petroleum and natural gas rights over open lands are available only through government run auctions.

Management of the Company is working on our phase one exploration program having acquired a library of available geophysical data in our area of interest. Management expects to identify which data it will acquire and re-process before the fall of 2001. Our phase two geophysical acquisition program is currently scheduled for the spring of 2002.

The estimated costs of a geophysical exploration programme in Canadian dollars are:


         Permitting and Right of Way @ $1500 per kilometer -10 kilometers:                $15,000
         Acquisition @ $2000 per kilometer:                                               $20,000
         Processing and Interpretation:                                                   $ 7,000
                                                                                          -------

         Total:                                                                           $42,000

Drilling Option
---------------

We currently do not have the funds necessary to pursue a drilling program following our first two phases. However, in the event drill targets are identified and we are able to raise funding independently or through industry partners, we would consider the following options.

We would use our geophysical audit and acquisition data as an enticement to lessors of mineral rights to trade our data for the right to drill an earning well on the petroleum and natural gas rights at no additional cost to the lessor. We would seek to recover our drilling cost from the sale of the first hydrocarbons and after recovery of these costs share in future development and profits at the negotiated rates.

Alternatively, should our geophysical acquisition delineate a drilling target on open Crown lands, we would place a bid to acquire a lease to the lands at a regulated open auction. Current land prices vary from $400 to $1500 dollars per acre and the size of the offered lands could be as high as 640 acres. In this scenario the Company would not share the interest in the mineral rights with third parties.

Drilling option scenario costs in Canadian dollars are:

         Drilling one well to a depth of 750 metres:              $250,000
                                                                  --------

         Total:                                                   $250,000

Land acquisition scenario costs in Canadian dollars are:

         Acquiring 640 acres @ $1000 per acre:                    $640,000
         Drilling costs per well @ eight wells:                 $2,000,000
                                                                ----------

         Total:                                                 $2,640,000

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

Our audited financial statements for the fiscal year ended Jed as part of this Form 10KSB following the signature page of this Form 10KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

There have been no changes in or disagreements with our accountants on any accounting and financial disclosure for the fiscal year ended July 31, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
----------------------------------------------------------------------

Biographical Information on our Officers and Directors:

N. DESMOND SMITH was appointed to his positions on March 23, 2001. Mr. Smith devotes his time to our company on an as needed basis which he expects to be approximately 20 hours per month initially. Mr. Smith is a professional geologist, B.Sc. (Honors) Geology, University of British Columbia, 1975. Mr. Smith has 26 years experience in oil and gas exploration development including positions as geologist with Hudson Bay Oil and Gas Company Limited and Canada City Services Ltd. Mr. Smith was also a senior geologist with Harbour Petroleum Company Limited. In 1981, Mr. Smith co-founded Tai Resources Ltd. for which he acted as director and president until 1994. Under Mr. Smith's direction, Tai Energy completed equity financings totaling approximately $12 million and increased its portfolio of petroleum and natural gas assets to a point which qualified the company for a listing on the Toronto Stock Exchange in 1993. Tai Energy was the subject of a friendly takeover bid by Maxx Petroleum in 1994. Following the takeover, Mr. Smith accepted a consulting position as chief operating officer of Commonwealth Oil & Gas Company Limited. Mr. Smith remained with Commonwealth Oil & Gas Company Limited from 1995 to 2000 during which time he co-negotiated the first onshore exploration, development and production sharing agreement in the Republic of Azerbaijan. During this period of time, Commonwealth's parent company was successful in raising equity financing of over $17 million. From 2000 to the present, Mr. Smith has worked with Texas T Resources Inc. and Nostra Terra (Overseas) Ltd. in the positions of director/president and manager respectively. Mr. Smith's chief responsibilities with these companies has been to co-ordinate the exploration, development and production of hydrocarbons by consulting geologists and geophysicists.

KEITH EBERT has been a director of our company since October 30, 1999. Mr. Ebert devotes his time on an as needed basis which he expects to be approximately five hours per month. During the calendar year ended December 31, 2000, Mr. Ebert dedicated approximately 100 hours to the business of operating our company. Mr. Ebert is also a director and officer of Cascadia Capital Corporation which is a reporting company. Mr. Ebert acts as a contract consultant to other companies who pay Mr. Ebert for his services. Mr. Ebert's consulting obligations take up the majority of Mr. Ebert's working hours.

Mr. Ebert is a qualified Mechanical Engineer BA Sc., MECH (UBC) (1987). For the three years preceding the date of this registration statement, Mr. Ebert has been self employed managing his investment portfolio and doing corporate finance consulting work. Mr. Ebert worked for Marleau, Lemire Securities Inc. from February, 1993 to July, 1995 as manager of North American West Coast institutional sales. Mr. Ebert worked for C.M. Oliver & Co. Ltd. from July, 1995 to May, 1997 as manager of North American West Coast institutional sales. Marleau, Lemire Securities Inc. and C.M. Oliver & Co. Ltd. were broker dealers registered by the Investment Dealers Association of Canada. Mr. Ebert has diverse corporate finance experience across a broad spectrum of industries ranging from technology to resource. In addition to being a qualified mechanical engineer, Mr. Ebert has passed the Canadian Investment Dealers Association's branch manager's exam and partners, directors and officers' exam. Mr. Ebert acted as branch manager of C.M. Oliver & Co. Ltd. in London, England from October, 1995 to January, 1997.

There are no family relationships among the directors or executive officers of the Company.

No director or executive officer of ours has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer of ours has been convicted of a criminal offence or is the subject of a pending criminal proceeding. No director or executive officer of ours has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director or officer of ours has been found by a court to have violated a federal or state securities or commodities law.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Compensation received by officers, directors, and management personnel will be determined from time to time by our Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Other than as described above, none of our directors or officers receive any other compensation for their services. The salaries shown in the following table are for three months of fiscal 2000/2001 only.


------------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------- -------------------------------------- ----------
                                                                              Long Term Compensation
---------------------------------------------------------------------- -------------------------------------- ----------
                                         Annual Compensation                    Awards            Payouts
-------------------------------- ------------------------------------- -------------------------- ----------- ----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
N. Desmond Smith,        2000/      0.00         0.00        0.00         0.00           0           0.00       0.00
President and Director   2001
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Keith Ebert,             2000       0.00         0.00        0.00         0.00           0           0.00       0.00
Director                 2001
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of July 31, 2001 by:

         * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

         *     each of our directors and named executive officers, and

         *     all of our directors and executive officers as a group.

                            NAME AND ADDRESS                 AMOUNT AND NATURE              PERCENT
TITLE OF CLASS              OF BENEFICIAL OWNER              OF BENEFICIAL OWNER            OF CLASS
--------------              -------------------              -------------------            --------
$.001 Par Value             N. Desmond Smith                 President and Director         2.04%
Common Stock                2271 Flanders Ave. SW            100,000 common shares
                            Calgary, Alberta   T2T 5K9

$.001 Par Value             Keith Ebert                      Director                       51.02%
Common Stock                Suite 2901                       2,500,000 common shares
                            1201 Marinaside Cres.
                            Vancouver, B.C.   V6Z 2V2

$.001 Par Value             Management as a Group            2,600,000 common shares        53.06%
Common Stock

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

We issued 2,250,000 common shares at a deemed price of $0.001 per share to Mr. Keith Ebert on November 1, 1999. Mr. Ebert was issued these shares in consideration for his services in organizing our company, acting as a director and officer and building our business plan. Mr. Ebert is a former officer who now serves only as a director.

On February 14, 2001, we issued Mr. N. Desmond Smith 100,000 common shares at a deemed price of $0.50 per share in consideration for our 2% gross overriding royalty on Edgerton "27". The deemed value of this acquisition was $50,000. This acquisition was done at arm's length. Mr. Smith was subsequently appointed President, C.F.O. and Secretary of our company on March 23, 2001.

We have no policy with respect to entering into transactions with members of management or affiliated companies. Any non arm's length transaction we consider will be reviewed and voted on by disinterested members of our board of directors.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.
-------------------------------------------------

(A)      Exhibits

EXHIBIT
NUMBER          DESCRIPTION

3.1 Articles of Incorporation filed October 29, 1999, as filed with the Issuer's Form 10-SB (file no. 0-32523) filed on April 9, 2001 incorporated herein by reference.

3.3 Bylaws as filed with the Issuer's Form 10-SB (file no. 0-32523) on April 9, 2001 incorporated herein by reference.

(B)      Reports on Form 8-K

The Company did not file any Form 8-K's during the fiscal year ending July 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LIONS GATE INVESTMENT LIMITED

Dated:  October 3, 2001        Per:     /s/N. Desmond Smith
                                        ----------------------------------------
                                        N. Desmond Smith, President and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                /s/N. Desmond Smith
                                ------------------------------------------------
                                N. Desmond Smith, President and Director

                                October 3, 2001
                                ------------------------------------------------
                                Date

                          LIONS GATE INVESTMENT LIMITED
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                           (EXPRESSED IN U.S. DOLLARS)


                                  JULY 31, 2001



 DAVIDSON & COMPANY     Chartered Accountants          A Partnership of Incorporated Professionals
--------------------------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Lions Gate Investment Limited
(A Development Stage Company)


We have audited the balance sheets of Lions Gate Investment Limited (A Development Stage Company) as at July 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended July 31, 2001, the period from incorporation on October 29, 1999 to July 31, 2000 and the cumulative amounts from incorporation on October 29, 1999 to July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2001 and 2000 and the results of its operations and its cash flows for the year ended July 31, 2001, the period from incorporation on October 29, 1999 to July 31, 2000 and the cumulative amounts from incorporation on October 29, 1999 to July 31, 2001 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                            "DAVIDSON & COMPANY"


Vancouver, Canada                                         Chartered Accountants


September 13, 2001
                          A Member of SC INTERNATIONAL
                          ----------------------------

 1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC,
                                Canada, V7Y 1G6
                   TELEPHONE (604) 687-0947 FAX (604) 687-6172

LIONS GATE INVESTMENT LIMITED
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)



===============================================================================================================================

                                                                                                     July 31,         July 31,
                                                                                                         2001             2000
-------------------------------------------------------------------------------------------------------------------------------




ASSETS

CURRENT
    Cash                                                                                       $       45,432  $        2,462
    Royalty income receivable                                                                           1,565              --
                                                                                               --------------  --------------

                                                                                                       46,997           2,462

ROYALTY INTEREST (Note 4)                                                                              50,000              --
                                                                                               --------------  --------------

                                                                                               $       96,997  $        2,462
===============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                                   $        1,500  $        2,500
                                                                                               --------------  ---------------

STOCKHOLDERS' EQUITY
    Capital stock (Note 5)
       Authorized
             100,000,000  common shares with a par value of $0.0001
       Issued
               4,900,000  common shares (2000 - 4,700,000 common shares)                                  490             470
    Additional paid-in capital                                                                        104,210           4,230
    Deficit accumulated during the development stage                                                   (9,203)         (4,738)
                                                                                               --------------  ---------------

                                                                                                       95,497             (38)
                                                                                               --------------  ---------------

                                                                                               $       96,997  $        2,462
===============================================================================================================================

HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)

GOING CONCERN (Note 2)

ON BEHALF OF THE BOARD:



/s/Keith Ebert                                Director   /s/N. Desmond Smith                        Director
---------------------------------------------            ------------------------------------------
Keith Ebert                                              N. Desmond Smith


               The accompanying notes are an integral part of these consolidated financial statements.



LIONS GATE INVESTMENT LIMITED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)




===============================================================================================================================

                                                                                 Period From                      Period From
                                                                               Incorporation                    Incorporation
                                                                                          on                               on
                                                                                 October 29,                      October 29,
                                                                                     1999 to      Year Ended          1999 to
                                                                                    July 31,        July 31,         July 31,
                                                                                        2001            2001             2000
------------------------------------------------------------------------------------------------------------------------------




EXPENSES
    Consulting fees                                                          $         3,000  $        3,000  $            --
    Filing and transfer agent fees                                                       595             595               --
    Office and miscellaneous                                                           2,358             120            2,238
    Professional fees                                                                  5,182           2,682            2,500
                                                                             ---------------  --------------  ---------------


                                                                                     (11,135)         (6,397)          (4,738)


OTHER ITEM
    Royalty revenue                                                                    1,932           1,932              --
                                                                             ---------------  --------------  --------------


LOSS FOR THE PERIOD                                                          $        (9,203) $       (4,465) $        (4,738)
===============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                                              $        (0.01) $         (0.01)
===============================================================================================================================


WEIGHTED AVERAGE SHARES OUTSTANDING                                                                4,791,507        4,700,000
===============================================================================================================================


                  The accompanying notes are an integral part of these consolidated financial statements.


LIONS GATE INVESTMENT LIMITED
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)



===============================================================================================================================

                                                                                                     Deficit
                                                                                                 Accumulated
                                                     Common Stock                Additional        During the            Total
                                           ---------------------------------        Paid-in       Development    Stockholders'
                                                Shares          Amount              Capital             Stage           Equity
------------------------------------------------------------------------------------------------------------------------------



BALANCE, OCTOBER 29, 1999                         --         $    --              $    --           $    --          $    --

    Common shares issued
       for services                          2,250,000             225                2,025              --              2,250

    Common shares issued for cash            2,450,000             245                2,205              --              2,450

    Loss for the period                           --              --                   --              (4,738)          (4,738)
                                             ---------       ---------            ---------         ---------        ---------

BALANCE, JULY 31, 2000                       4,700,000             470                4,230            (4,738)             (38)

    Private placement                          100,000              10               49,990              --             50,000

    Acquisition of royalty interest            100,000              10               49,990              --             50,000

    Loss for the year                             --              --                   --              (4,465)          (4,465)
                                             ---------       ---------            ---------         ---------        ---------

BALANCE, JULY 31, 2001                       4,900,000       $     490            $ 104,210         $  (9,203)       $  95,497
===============================================================================================================================



                 The accompanying notes are an integral part of these  consolidated financial statements.


LIONS GATE INVESTMENT LIMITED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)




========================================================================================================================

                                                                             Period From                    Period From
                                                                           Incorporation                  Incorporation
                                                                                      on                             on
                                                                             October 29,                    October 29,
                                                                                 1999 to    Year Ended          1999 to
                                                                                July 31,      July 31,         July 31,
                                                                                    2001          2001             2000
------------------------------------------------------------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                         $ (9,203)     $ (4,465)        $ (4,738)
    Item not affecting cash:
       Common shares issued for services                                           2,250          --              2,250

    Changes in non-cash working capital items:
       Increase in royalty income receivable                                      (1,565)       (1,565)             --
       Increase (decrease) in accounts payable and accrued liabilities             1,500        (1,000)           2,500
                                                                                --------      --------         --------

    Net cash provided by (used in) in operating activities                        (7,018)       (7,030)              12
                                                                                --------      --------         --------


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of shares                                                            52,450        50,000            2,450
                                                                                --------      --------         --------

    Net cash provided by financing activities                                     52,450        50,000            2,450
                                                                                --------      --------         --------


CHANGE IN CASH POSITION DURING THE PERIOD                                         45,432        42,970            2,462


CASH POSITION, BEGINNING OF THE PERIOD                                              --           2,462             --
                                                                                --------      --------         --------


CASH POSITION, END OF THE PERIOD                                                $ 45,432      $ 45,432         $  2,462
========================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                                  $   --        $   --           $   --
    Cash paid for interest                                                          --            --               --
========================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING,
    AND FINANCING ACTIVITIES:
    Common shares issued for services                                           $  2,250      $   --           $  2,250
    Common shares issued for royalty interest                                     50,000        50,000             --
========================================================================================================================



                  The accompanying notes are an integral part of these consolidated financial statements.


LIONS GATE INVESTMENT LIMITED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JULY 31, 2001

===============================================================================


1.       HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was incorporated on October 29, 1999 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. In accordance with Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Companys", the Company is deemed to be in the Development Stage. The Company is in the business of earning royalty income on oil and gas properties. During the current year, the Company issued 100,000 common shares at an agreed value of $50,000 to acquire a 2% gross overriding royalty interest on oil and gas production (Note 4).


2.       GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, to date the Company has received minimal royalty revenue. Without realization of additional capital, or additional sources of revenue, it would be unlikely for the Company to continue as a going concern. The Company's management plans on advancing funds on an as needed basis and in the longer term, deriving cash from revenue from the operations. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

         =======================================================================
                                                      July 31,        July 31,
                                                          2001            2000
         -----------------------------------------------------------------------


         Deficit                               $        (9,203) $       (4,738)
         Working capital (deficiency)                   45,497             (38)
         =======================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

         AMORTIZATION AND IMPAIRMENT

         Amortization of the cost of the Company's royalty interest will be computed using the units of production method primarily on a separate-property basis using proved reserves as estimated annually by an independent petroleum engineer.

LIONS GATE INVESTMENT LIMITED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JULY 31, 2001

===============================================================================



3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

        AMORTIZATION AND IMPAIRMENT (cont'd...)

         In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows. The Company's royalty interest was reviewed for indicators of impairment resulting in no recognition of impairment provisions for the period ended July 31, 2001.

         INCOME TAXES

         Income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 1999. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133. The adoption of these statements by the Company did not have a significant impact on its financial statements as the Company does not have any derivative instruments or conducts hedging activities.

         COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on total stockholders' equity as of July 31, 2001.

         STOCK-BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

LIONS GATE INVESTMENT LIMITED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JULY 31, 2001

================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         LOSS PER SHARE

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.



4.       ROYALTY INTEREST

         =======================================================================

                                                      July 31,        July 31,
                                                          2001            2000
         -----------------------------------------------------------------------

         Royalty interest                             $ 50,000        $    --
         =======================================================================


         EDGERTON, ALBERTA

         During the current year, the Company issued 100,000 common shares with an agreed value of $50,000 to acquire a 2% gross overriding royalty interest over certain petroleum producing lands in the Province of Alberta, Canada known as Edgerton "27", TWP 42, RGE 3, W4M, Section 27 granted by Harbour Petroleum Company Limited.



5.       CAPITAL STOCK

         On November 1, 1999, the Company issued 2,450,000 of its common shares for proceeds of $2,450 and issued 2,250,000 of its common shares at an agreed value of $2,250 for services rendered.

         On February 14, 2001, the Company completed a private placement of 100,000 common shares for proceeds of $50,000.

         On February 14, 2001, the Company issued 100,000 common shares with a par value of $0.0001 for an agreed value of $50,000 for acquisition of a royalty interest (Note 4).



6.       RELATED PARTY TRANSACTION

         During the period ended July 31, 2000, the Company issued 2,250,000 common shares at an agreed value of $2,250 to a director of the Company in exchange for services rendered.

LIONS GATE INVESTMENT LIMITED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JULY 31, 2001

===============================================================================

7.       INCOME TAXES

         The Company's total deferred tax asset as of July 31 is as follows:

         =======================================================================
                                                               2001        2000
         ----------------------------------------------------------------------


         Tax benefit of net operating loss carryforward     $ 3,220   $  1,600
         Valuation allowance                                 (3,220)     (1,600)
                                                            -------   ---------

                                                            $   --    $   --
         =======================================================================

         The Company has a net operating loss carryforward of approximately $9,200, which if not used, will begin to expire in the year 2017. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


8.       FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, royalty income receivable, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.