Form 10QSB
period 2001-10-31
LIONS GATE INVESTMENT LTD
filed 2001-12-12
CIK 1111697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

Commission file Number: 0-32523

LIONS GATE INVESTMENT LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222710

(I.R.S. Employer Identification Number)

2271 Flanders Avenue, S.W.

Calgary, Alberta, T2T 5K9 Canada

(Address of principal executive offices)

(403)606-7696

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 common shares as at October 31, 2001

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

LIONS GATE INVESTMENT LIMITED

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet as of July 31, 2001 and October 31, 2001

Statement of Operations for the periods ended

October 31, 2000 and October 31, 2001

Consolidated Statements of Cash Flows for the periods ended

October 31, 2000 and October 31, 2001

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements

Item 2 Plan of Operation

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in Securities

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8K

SIGNATURES

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

OCTOBER 31, 2001

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited)

		October 31, 2001	July 31, 2001

ASSETS

Current
Cash		$42,852	$45,432
Royalty income receivable		2,341	1,565

Total current assets		45,193	46,997

Royalty interest (Note 4)		50,000	50,000

Total assets		$95,193	$96,997

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities		$2,950	$1,500

Stockholders' equity
Capital stock (Note 5)
Authorized
100,000,000	common shares with a par value of $0.0001
Issued
4,900,000	common shares (2001 - 4,900,000 common shares)	490	490
Additional paid-in capital		104,210	104,210
Deficit accumulated during the development stage		(12,457)	(9,203)

Total stockholders' equity		92,243	95,497

Total liabilities and stockholders' equity		$95,193	$96,997

History and organization of the Company (Note 1)

Going concern (Note 2)

On behalf of the Board of Directors:

/s/ Keith A. Ebert /s/N. Desmond Smith

Keith A. Ebert, Director N. Desmond Smith, Director

The accompanying notes are an integral part of these financial statements

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

	Period From Incorporation on October 29, 1999 to October 31, 2001	Three Month Period Ended October 31, 2001	Three Month Period Ended October 31, 2000

EXPENSES
Consulting fees	$5,500	$2,500	$-
Filing and transfer agent fees	955	360	-
Office and miscellaneous	2,452	94	39
Professional fees	6,632	1,450	-

	(15,539)	(4,404)	(39)

OTHER ITEM
	3,082	1,150	-

Loss for the period	$(12,457)	$(3,254)	$(39)

Basic and diluted loss per share		$ (0.01)	$ (0.01)

Weighted average shares outstanding		4,900,000	4,700,000

The accompanying notes are an integral part of these financial statements

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. dollars)

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, October 29, 1999	-	$-	$-	$-	$-

Common shares issued for services	2,250,000	225	2,025	-	2,250

Common shares issued for cash	2,450,000	245	2,205	-	2,450

Loss for the period	-	-	-	(4,738)	(4,738)

Balance, July 31, 2000	4,700,000	470	4,230	(4,738)	(38)

Private placement	100,000	10	49,990	-	50,000

Acquisition of royalty interest	100,000	10	49,990	-	50,000

Loss for the year	-	-	-	(4,465)	(4,465)

Balance, July 31, 2001	4,900,000	490	104,210	(9,203)	95,497

Loss for the period	-	-	-	(3,254)	(3,254)

Balance, October 31, 2001	4,900,000	$490	$104,210	$(12,457)	$92,243

The accompanying notes are an integral part of these financial statements

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Period From Incorporation on October 29, 1999 to October 31, 2001	Three Month Period Ended October 31, 2001	Three Month Period Ended October 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(12,457)	$(3,254)	$(39)
Item not affecting cash:
Common shares issued for services	2,250	-	-

Changes in non-cash working capital items:
Increase in royalty income receivable	(2,341)	(776)	-
Increase in accounts payable and accrued liabilities	2,950	1,450	-

Net cash used in operating activities	(9,598)	(2,580)	(39)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	52,450	-	-

Net cash provided by financing activities	52,450	-	-

Change in cash position during the period	42,852	(2,580)	(39)

Cash position, beginning of the period	-	45,432	2,462

Cash position, end of the period	$42,852	$42,852	$2,423

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash investing, and financing activities:
Common shares issued for services	$2,250	$-	$-
Common shares issued for royalty interest	50,000	-	-

The accompanying notes are an integral part of these financial statements

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

OCTOBER 31, 2001

1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on October 29, 1999 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. In accordance with Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Companys", the Company is deemed to be in the Development Stage. The Company is in the business of earning royalty income on oil and gas properties. During the year ended July 31, 2001, the Company issued 100,000 common shares at an agreed value of $50,000 to acquire a 2% gross overriding royalty interest on oil and gas production (Note 4).

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at October 31, 2001 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended July 31, 2001. The results of operations for the period ended October 31, 2001 are not necessarily indicative of the results to be expected for the year ending July 31, 2002.

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

	October 31, 2001	July 31, 2001

Deficit	$(12,457)	$(9,203)
Working capital	42,243	45,497

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

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

OCTOBER 31, 2001

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Amortization and impairment

Amortization of the cost of the Company's royalty interest will be computed using the units of production method primarily on a separate-property basis using proved reserves as estimated annually by an independent petroleum engineer.

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows. The Company's royalty interest was reviewed for indicators of impairment resulting in no recognition of impairment provisions for the period ended October 31, 2001.

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

New accounting pronouncements

In June, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized but will be reviewed for impairment in accordance with SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

OCTOBER 31, 2001

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

New accounting pronouncements (cont'd)

In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is required to be adopted effective January 1, 2002.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

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

4. ROYALTY INTEREST

	October 31, 2001	July 31, 2001

Royalty interest	$50,000	$50,000

Edgerton, Alberta

During fiscal 2001, the Company issued 100,000 common shares with an agreed value of $50,000 to acquire a 2% gross overriding royalty interest over certain petroleum producing lands in the Province of Alberta, Canada known as Edgerton "27", TWP 42, RGE 3, W4M, Section 27 granted by Harbour Petroleum Company Limited.

5. CAPITAL STOCK

On November 1, 1999, the Company issued 2,450,000 of its common shares for proceeds of $2,450 and issued 2,250,000 of its common shares at an agreed value of $2,250 for services rendered.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

OCTOBER 31, 2001

5. CAPITAL STOCK (cont'd)

On February 14, 2001, the Company completed a private placement of 100,000 common shares for proceeds of $50,000.

On February 14, 2001, the Company issued 100,000 common shares with a par value of $0.0001 for an agreed value of $50,000 for acquisition of a royalty interest (Note 4).

6. RELATED PARTY TRANSACTION

During the year ended July 31, 2000, the Company issued 2,250,000 common shares at an agreed value of $2,250 to a director of the Company in exchange for services rendered.

7. INCOME TAXES

The Company's total deferred tax asset as of October 31 is as follows:

	2001	2000

Tax benefit of net operating loss carryforward	$ 4,340	$ 1,670
Valuation allowance	(4,340)	(1,670)

	$ -	$ -

The Company has a net operating loss carryforward of approximately $12,400, which if not used, will begin to expire in the year 2017. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

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

PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended October 31, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Geophysical Data Audit

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

The estimated costs of this initial program are:

Data Acquisition - 20 kilometers (12.5 miles) @ $260 per kilometer: $5,200

Re-processing - @ $194 per kilometer: $3,880

Consultant - Identification and monitoring reprocessing

@ $325 per day for 10 days: $ 3,250

Total: $12,330

Geophysical Acquisition Programme

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

Management of the Company is working on our phase one exploration program having acquired a library of available geophysical data in our area of interest. Management expects to identify which data it will acquire and re-process before the end of calendar 2001. Our phase two geophysical acquisition program is currently scheduled for the spring of 2002.

The estimated costs of a geophysical exploration programme are:

Permitting and Right of Way @ $970 per kilometer

-10 kilometers: $9,700

Acquisition @ $1,290 per kilometer: $12,900

Processing and Interpretation: $ 4,500

Total: $27,100

Drilling Option

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

Drilling option scenario costs are:

Drilling one well to a depth of 750 metres: $162,000

Total: $162,000

Land acquisition scenario costs are:

Acquiring 640 acres @ $645 per acre: $412,800

Drilling costs per well @ eight wells: $1,296,000

Total: $1,708,800

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Plan of Operations" the timing and expected profitable results of sales and the need for no additional financing.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3 DEFAULTS UPON SENIOR SECURITIES

None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held an annual general meeting on October 29, 2001.

(b) Our annual general meeting involved the election of directors. Mr. N. Desmond Smith and Mr. Keith Ebert were re-elected directors of our company.

(c) The first matter which was voted on at our annual general meeting was the election of directors. 2,700,000 votes received were cast for and zero votes were received against the election of Mr. N. Desmond Smith and Mr. Keith Ebert as directors of the Company.

The second matter which was voted on at our annual general meeting was the election of auditors. 2,700,000 votes received were cast for and zero votes were received against the election of Davidson & Company as our auditors for the fiscal year ending July 31, 2002.

(d) Not applicable.

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

We filed a Form 8K on September 13, 2001 changing our fiscal year end from October 31 to July 31.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE INVESTMENT LIMITED

Dated: December 12, 2001 Per: /s/ N. Desmond Smith

N. Desmond Smith,

President, C.F.O. and Director