Form 10QSB
period 2002-01-31
LIONS GATE INVESTMENT LTD
filed 2002-03-13
CIK 1111697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

Commission file Number: 000-32523

LIONS GATE INVESTMENT LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222710

(I.R.S. Employer Identification Number)

2271 Flanders Avenue, S.W.

Calgary, Alberta, T2T 5K9 Canada

(Address of principal executive offices)

(403)606-7696

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 common shares as at January 31, 2002

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

LIONS GATE INVESTMENT LIMITED

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet as of January 31, 2002 and July 31, 2001

Statement of Operations for the period ended

January 31, 2002

Consolidated Statements of Cash Flows for the period ended

January 31, 2002

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements

Item 2 Plan of Operation

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in Securities

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8K

SIGNATURES

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JANUARY 31, 2002

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited)

<table>
		January 31, 2002	July 31, 2001

ASSETS

Current
Cash		$ 40,826	$ 45,432
Royalty income receivable		1,485	1,565

Total current assets		42,311	46,997

Royalty interest (Note 4)		50,000	50,000

Total assets		$ 92,311	$ 96,997

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities		$ 4,050	$ 1,500

Stockholders' equity
Capital stock (Note 5)
Authorized
100,000,000	common shares with a par value of $0.0001
Issued
July 31, 2001 4,900,000 common shares
January 31, 2002 4,900,000 common shares		490	490
Additional paid-in capital		104,210	104,210
Deficit accumulated during the development stage		(16,439)	(9,203)

Total stockholders' equity		88,261	95,497

Total liabilities and stockholders' equity		$ 92,311	$ 96,997

</table>

History and organization of the Company (Note 1)

Going concern (Note 2)

On behalf of the Board of Directors:

/s/ Keith A. Ebert /s/N. Desmond Smith

Keith A. Ebert, Director N. Desmond Smith, Director

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

<table>
	Cumulative Amounts From Incorporation on October 29, 1999 to January 31, 2002	Three Month Period Ended January 31, 2002	Three Month Period Ended January 31, 2001	Six Month Period Ended January 31, 2002	Six Month Period Ended January 31, 2001

EXPENSES
Consulting fees	$ 6,917	$ 1,417	$ -	$ 3,917	$ -
Filing and transfer agent fees	1,142	187	-	547	-
Office and miscellaneous	2,823	371	17	465	56
Professional fees	9,732	3,100	-	4,550	-

	(20,614)	(5,075)	(17)	(9,479)	(56)

OTHER ITEM
Royalty revenue	4,175	1,093	-	2,243	-

Loss for the period	$ (16,439)	$ (3,982)	$ (17)	$ (7,236)	$ (56)

Basic and diluted loss per share		$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding		4,900,000	4,700,000	4,900,000	4,700,000

</table>

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. dollars)

(Unaudited)

<table>
	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, October 29, 1999	-	$-	$-	$-	$-

Common shares issued for services	2,250,000	225	2,025	-	2,250

Common shares issued for cash	2,450,000	245	2,205	-	2,450

Loss for the period	-	-	-	(4,738)	(4,738)

Balance, July 31, 2000	4,700,000	470	4,230	(4,738)	(38)

Private placement	100,000	10	49,990	-	50,000

Acquisition of royalty interest	100,000	10	49,990	-	50,000

Loss for the year	-	-	-	(4,465)	(4,465)

Balance, July 31, 2001	4,900,000	490	104,210	(9,203)	95,497

Loss for the period	-	-	-	(7,236)	(7,236)

Balance, January 31, 2002	4,900,000	$490	$104,210	$(16,439)	$88,261

</table>

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

<table>
	Period From Incorporation on October 29, 1999 to January 31, 2002	Six Month Period Ended January 31, 2002	Six Month Period Ended January 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (16,439)	$ (7,236)	$ (56)
Item not affecting cash:
Common shares issued for services	2,250	-	-

Changes in non-cash working capital items:
(Increase) decrease in royalty income receivable	(1,485)	80	(1,500)
Increase (decrease) in accounts payable and accrued liabilities	4,050	2,550	-

Net cash used in operating activities	(11,624)	(4,606)	(1,556)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	52,450	-	-

Net cash provided by financing activities	52,450	-	-

Change in cash and cash equivalents during the period	40,826	(4,606)	(1,556)

Cash and cash equivalents, beginning of the period	-	45,432	2,462

Cash and cash equivalents, end of the period	$ 40,826	$ 40,826	$ 906

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash investing, and financing activities:
Common shares issued for services	$ 2,250	$ -	$ -
Common shares issued for royalty interest	50,000	-	-

</table>

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

JANUARY 31, 2002

1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on October 29, 1999 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. In accordance with Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises", the Company is deemed to be in the Development Stage. The Company is in the business of earning royalty income on oil and gas properties. During the year ended July 31, 2001, the Company issued 100,000 common shares at an agreed value of $50,000 to acquire a 2% gross overriding royalty interest on oil and gas production (Note 4).

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at January 31, 2002 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended July 31, 2001. The results of operations for the period ended January 31, 2002 are not necessarily indicative of the results to be expected for the year ending July 31, 2002.

2. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles of the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, to date the Company has received minimal royalty revenue. Without realization of additional capital, or additional sources of revenue, it would be unlikely for the Company to continue as a going concern. The Company's management plans on advancing funds on an as needed basis and in the longer term, deriving cash from revenue from the operations. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

<table>
	January 31, 2002	July 31, 2001

Deficit	$(16,439)	$(9,203)
Working capital	38,261	45,497

</table>

3. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

JANUARY 31, 2002

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

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows. The Company's royalty interest was reviewed for indicators of impairment resulting in no recognition of impairment provisions for the period ended January 31, 2002.

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

JANUARY 31, 2002

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

Loss per share

Under SFAS No. 128 "Earnings Per Share", basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

4. ROYALTY INTEREST

<table>
	January 31, 2002	July 31, 2001

Royalty interest	$50,000	$50,000

</table>

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

JANUARY 31, 2002

5. CAPITAL STOCK (cont'd)

On February 14, 2001, the Company issued 100,000 common shares with a par value of $0.0001 for an agreed value of $50,000 for acquisition of a royalty interest (Note 4).

6. INCOME TAXES

The Company's total deferred tax asset is as follows:

<table>
	January 31, 2002	October 31, 2001

Tax benefit of net operating loss carryforward	$ 5,100	$ 4,340
Valuation allowance	(5,100)	(4,340)

	$ -	$ -

</table>

The Company has a net operating loss carryforward of approximately $15,500, which if not used, will begin to expire in the year 2017. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

7. FINANCIAL INSTRUMENTS

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

PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended January 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

None

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE INVESTMENT LIMITED

Dated: March 11, 2002 Per: /s/N. Desmond Smith

N. Desmond Smith,

President, C.F.O. and Director