Form 10QSB
period 2002-04-30
LIONS GATE INVESTMENT LTD
filed 2002-06-13
CIK 1111697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

Commission file Number: 000-32523

LIONS GATE INVESTMENT LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222710

(I.R.S. Employer Identification Number)

2271 Flanders Avenue, S.W.

Calgary, Alberta, T2T 5K9 Canada

(Address of principal executive offices)

(403) 606-7696

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 common shares as at April 30, 2002

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

LIONS GATE INVESTMENT LIMITED

INDEX

PART 1. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheet as of April 30, 2002 and July 31, 2001

                Statement of Operations for the period ended April 30, 2002

                Consolidated Statements of Cash Flows for the period ended April 30, 2002

                Consolidated Statements of Changes in Stockholders' Equity

                Notes to Consolidated Financial Statements

        Item 2. Plan of Operation

PART II. OTHER INFORMATION

                Item 1 Legal Proceedings

                Item 2 Changes in Securities

                Item 3 Defaults Upon Senior Securities

                Item 4 Submission of Matters to a Vote of Security Holders

                Item 5 Other Information

                Item 6 Exhibits and Reports on Form 8K

SIGNATURES

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

APRIL 30, 2002

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

BALANCE SHEETS  (Expressed in U.S. dollars)

(Unaudited)

		April 30, 2002	July 31, 2001
ASSETS
Current
Cash		$ 39,456	$ 45,432
Royalty income receivable		1,596	1,565
Total current assets		41,052	46,997

Royalty interest (Note 4)		50,000	50,000
Total assets		$ 91,052	$ 96,997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities		$ 3,300	$ 1,500

Stockholders' equity
Capital stock (Note 5)
Authorized
100,000,000	common shares with a par value of $0.0001 Issued
July 31, 2001 4,900,000 common shares
April 30, 2002 4,900,000 common shares		490	490
Additional paid-in capital		104,210	104,210
Deficit accumulated during the development stage		(16,948)	(9,203)

Total stockholders' equity		87,752	95,497
Total liabilities and stockholders' equity		$ 91,052	$ 96,997

History and organization of the Company (Note 1)
Going concern (Note 2)
On behalf of the Board of Directors:
/s/ Keith A. Ebert /s/N. Desmond Smith

Keith A. Ebert, Director N. Desmond Smith, Director
The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

	Cumulative Amounts From Incorporation on October 29, 1999 to April 30, 2002	Three Month Period Ended April 30, 2002	Three Month Period Ended April 30, 2001	Nine Month Period Ended April 30, 2002	Nine Month Period Ended April 30, 2001
EXPENSES
Consulting fees	$ 6,917	$ -	$ 3,000	$ 3,917	$ 3,000
Filing and transfer agent fees	1,142	-	-	547	595
Office and miscellaneous	2,840	17	34	484	169
Professional fees	10,832	1,100	1,100	5,650	2,200

	(21,731)	(1,117)	(4,134)	(10,598)	(5,964)

OTHER ITEM
Royalty revenue	4,783	950	762	2,853	762

Loss for the period	$ (16,948)	$ (167)	$ (3,372)	$ (7,745)	$ (5,202)

Basic and diluted loss per share		$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding		4,900,000	4,868,889	4,900,000	4,889,630

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. dollars)

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, October 29, 1999	-	$-	$-	$-	$-

Common shares issued for services	2,250,000	225	2,025	-	2,250

Common shares issued for cash	2,450,000	245	2,205	-	2,450

Loss for the period	-	-	-	(4,738)	(4,738)

Balance, July 31, 2000	4,700,000	470	4,230	(4,738)	(38)

Private placement	100,000	10	49,990	-	50,000

Acquisition of royalty interest	100,000	10	49,990	-	50,000

Loss for the year	-	-	-	(4,465)	(4,465)

Balance, July 31, 2001	4,900,000	490	104,210	(9,203)	95,497

Loss for the period	-	-	-	(7,745)	(7,745)

Balance, April 30, 2002	4,900,000	$490	$104,210	$(16,948)	$87,752

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)
	Period From Incorporation on October 29, 1999 to April 30, 2002	Nine Month Period Ended April 30, 2002	Nine Month Period Ended April 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (16,948)	$ (7,745)	$ (5,202)
Item not affecting cash:
Common shares issued for services	2,250	-	-

Changes in non-cash working capital items:
Increase in royalty income receivable	(1,596)	(31)	(1,500)
Increase in accounts payable and accrued liabilities	3,300	1,800	1,100

Net cash used in operating activities	(12,994)	(5,976)	(5,602)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	52,450	-	50,000

Net cash provided by financing activities	52,450	-	50,000
Change in cash and cash equivalents during the period	39,456	(5,976)	44,398
Cash and cash equivalents, beginning of the period	-	45,432	2,462
Cash and cash equivalents, end of the period	$ 39,456	$ 39,456	$ 46,860
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-
Supplemental disclosure of non-cash investing, and financing activities:
Common shares issued for services	$ 2,250	$ -	$ -
Common shares issued for royalty interest	50,000	-	-

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS FOR APRIL 30, 2002

(Expressed in U.S. dollars) (Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at April 30, 2002 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended July 31, 2001. The results of operations for the period ended April 30, 2002 are not necessarily indicative of the results to be expected for the year ending July 31, 2002.

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
	April 30, 2002	July 31, 2001

Deficit	$(16,948)	$(9,203)
Working capital	37,752	45,497

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

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS FOR APRIL 30, 2002

(Expressed in U.S. dollars) (Unaudited)

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

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows. The Company's royalty interest was reviewed for indicators of impairment resulting in no recognition of impairment provisions for the period ended April 30, 2002.

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

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS FOR APRIL 30, 2002

(Expressed in U.S. dollars) (Unaudited)

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
4. ROYALTY INTEREST
	April 30, 2002	July 31, 2001

Royalty interest	$50,000	$50,000

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

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS FOR APRIL 30, 2002

(Expressed in U.S. dollars) (Unaudited)

5. CAPITAL STOCK (cont'd)

On February 14, 2001, the Company issued 100,000 common shares with a par value of $0.0001 for an agreed value of $50,000 for acquisition of a royalty interest (Note 4).

6. INCOME TAXES

The Company's total deferred tax asset is as follows:
	April 30, 2002	July 31, 2001

Tax benefit of net operating loss carryforward	$ 5,900	$ 3,220
Valuation allowance	(5,900)	(3,220)

	$ -	$ -

The Company has a net operating loss carryforward of approximately $17,000, which if not used, will begin to expire in the year 2017. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

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

PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended April 30, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Management of the Company is working on our phase one exploration program having acquired a library of available geophysical data in our area of interest. Management expects to identify which data it will acquire and re-process before the end of calendar 2002. Our phase two geophysical acquisition program is currently scheduled for the spring of 2003.

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

Dated: June 11, 2002

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