Form 10KSB
period 2002-07-31
LIONS GATE INVESTMENT LTD
filed 2002-10-28
CIK 1111697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number: 0-32523

LIONS GATE INVESTMENT LIMITED

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222710

(I.R.S. Employer Identification Number)

P.O. Box 86020, 2106 - 33rd Avenue, S.W.

Calgary, Alberta, T2T 1Z0 Canada

(Address of principal executive offices)

(403)606-7696

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for its fiscal year ended July 31, 2002 were $4,106.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $0.00 as at July 31, 2002 as the Registrant's shares are not yet listed or quoted on an exchange. On September 27, 2002, the Issuer was advised that its shares have been cleared to trade on the NASD OTC Bulletin Board.

On July 31, 2002, the number of shares outstanding of the registrant's Common Stock was 2,650,000.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

PART I

BUSINESS

Item 1. Description of Business

We are a junior oil and gas exploration company. The acquisition of our royalty interest on February 14, 2001 constituted the start up of our operations. We have a 2% overriding royalty on certain petroleum producing lands in the Province of Alberta, Canada known as Edgerton "27" and located at Township 42, Range 3 West 4 Meridian, Section 27. We acquired our royalty in an arm's length negotiation with Mr. N. Desmond Smith of Calgary, Alberta in consideration for 100,000 of our common shares at a deemed price of $0.50 per share. Following our acquisition of the royalty, we offered Mr. Smith the position of President of our company. Mr. Smith will be overseeing our initial exploration in the Wainwright area and has been given the task of assembling our portfolio of oil and gas exploration properties in western Canada and the western United States.

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

Item 2. Description of Property

Office Premises

We operate from our offices at 2106 - 33rd Avenue, S.W., Calgary, Alberta, T2T 1Z0, Canada. Space is provided to us on a rent free basis by Mr. Smith, a director of the Company. We are not a party to any lease. It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees. Management believes that this space will meet our needs for the foreseeable future.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2002 annual general meeting is scheduled to be held on Monday, December 2, 2002 at Suite 1000, 409 Granville Street, Vancouver, British Columbia at 10:00 a.m. The Company's security holders will be requested to elect new directors, to appoint the Company's auditors for the 2002/2003 fiscal year and to ratify all actions taken by the officers and directors of the Company the preceding year. No other business is expected to be brought before the Company's shareholders at the 2002 annual general meeting. The Company's notice of annual general meeting, Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

As of the Company's fiscal year end, July 31, 2002, the Company's shares were not listed on any exchange or quotation system. On September 27, 2002, the Company was advised that its shares have been cleared to trade on the NASD OTC Bulletin Board.

There are approximately 47 shareholders holding 2,650,000 of our issued common shares. There are no options and warrants to purchase additional common shares of the Company.

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

Item 7. Financial Statements

Our audited financial statements for the fiscal year ended July 31, 2002 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on any accounting and financial disclosure for the fiscal year ended July 31, 2002.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act.

Biographical Information on our Officers and Directors:

N. DESMOND SMITH was appointed to his positions on March 23, 2001. Mr. Smith devotes his time to our company on an as needed basis which he expects to be approximately 20 hours per month initially. Mr. Smith is a professional geologist, B.Sc. (Honors) Geology, University of British Columbia, 1975. Mr. Smith has 26 years experience in oil and gas exploration development including positions as geologist with Hudson Bay Oil and Gas Company Limited and Canada City Services Ltd. Mr. Smith was also a senior geologist with Harbour Petroleum Company Limited. In 1981, Mr. Smith co-founded Tai Resources Ltd. for which he acted as director and president until 1994. Under Mr. Smith's direction, Tai Energy completed equity financings totaling approximately $12 million and increased its portfolio of petroleum and natural gas assets to a point, which qualified the company for a listing on the Toronto Stock Exchange in 1993. Tai Energy was the subject of a friendly takeover bid by Maxx Petroleum in 1994. Following the takeover, Mr. Smith accepted a consulting position as chief operating officer of Commonwealth Oil & Gas Company Limited. Mr. Smith remained with Commonwealth Oil & Gas Company Limited from 1995 to 2000 during which time he co-negotiated the first onshore exploration, development and production sharing agreement in the Republic of Azerbaijan. During this period of time, Commonwealth's parent company was successful in raising equity financing of over $17 million. From 2000 to the present, Mr. Smith has worked with Texas T Resources Inc. and Nostra Terra (Overseas) Ltd. in the positions of director/president and manager respectively. Mr. Smith's chief responsibilities with these companies has been to co-ordinate the exploration, development and production of hydrocarbons by consulting geologists and geophysicists.

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

Other than as described above, none of our directors or officers receive any other compensation for their services. The salaries shown in the following table are for the fiscal year ending July 31, 2002.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
N. Desmond Smith, President/Director	2001/ 2002	0.00	0.00	0.00	0.00	0	0.00	0.00
Keith Ebert, Director	2001 2002	0.00	0.00	0.00	0.00	0	0.00	0.00

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of July 31, 2002 by:

* each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

* each of our directors and named executive officers, and

* all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
$.001 Par Value Common Stock	Keith A. Ebert Suite 2901 1201 Marinaside Crescent Vancouver, B.C. V6Z 2V2	250,000 common shares Direct Ownership	9.43%
$.001 Par Value Common Stock	N. Desmond Smith 2106 - 33rd Avenue S.W. Calgary, Alberta T2T 1Z0	President and Director 100,000 common shares Director Ownership	3.77%
$.001 Par Value Common Stock	Management as a Group One Director and Officer	100,000 common shares	3.77%

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

Item 12. Certain Relationships and Related Transactions

We issued 2,250,000 common shares at a deemed price of $0.001 per share to Mr. Keith Ebert on November 1, 1999. Mr. Ebert was issued these shares in consideration for his services in organizing our company, acting as a director and officer and building our business plan. Mr. Ebert is a former officer and director of the Company. On June 1, 2002, Mr. Ebert returned the 2,250,000 common shares to the Company's treasury for cancellation.

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

Item 13. Exhibits, List and Reports on Form 8-K.

(A) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation filed October 29, 1999, as filed with the Issuer's Form 10-SB (file no. 0-32523) filed on April 9, 2001 incorporated herein by reference.
3.2	Bylaws as filed with the Issuer's Form 10-SB (file no. 0-32523) on April 9, 2001, incorporated herein by reference.
13.1	Form 10QSB for the three months ended October 31, 2001, filed on December 12, 2001, incorporated herein by reference.
13.2	Form 10QSB for the six months ended January 31, 2002, filed on March 13, 2002, incorporated herein by reference.
13.3	Form 10QSB for the nine months ended April 30, 2002, filed on June 13, 2002, incorporated herein by reference.
99.1	Certification of Disclosure by the Company's Chief Executive Officer/Chief Financial Officer

(B) Reports on Form 8-K

We filed a Form 8K on September 13, 2001 changing our fiscal year end from October 31 to July 31.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE INVESTMENT LIMITED

Dated: October 25, 2002 Per: /s/N. Desmond Smith

N. Desmond Smith, President, C.F.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/N. Desmond Smith

N. Desmond Smith, President, C.F.O. and Director

October 25, 2002

Date

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

JULY 31, 2002

Davidson & Company - Chartered Accountants

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Lions Gate Investment Limited

(A Development Stage Company)

We have audited the balance sheets of Lions Gate Investment Limited (A Development Stage Company) as at July 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended and the cumulative amounts from incorporation on October 29, 1999 to July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and the cumulative amounts from incorporation on October 29, 1999 to July 31, 2002 in accordance with United States generally accepted accounting principles.

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

October 10, 2002

A Member of SC INTERNATIONAL

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

BALANCE SHEETS

(Expressed in U.S. dollars)

AS AT JULY 31

		2002	2001

ASSETS

Current
Cash		$ 33,627	$ 45,432
Royalty income receivable		2,667	1,565

Total current assets		36,294	46,997

Royalty interest (Note 4)		1	50,000

		$ 36,295	$ 96,997

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities		$ 1,850	$ 1,500

Stockholders' equity
Capital stock (Note 5)
Authorized
100,000,000	common shares with a par value of $0.0001
Issued
2,650,000	common shares (2001 - 4,900,000 common shares)	265	490
Additional paid-in capital		104,435	104,210
Deficit accumulated during the development stage		(70,255)	(9,203)

		34,445	95,497

		$ 36,295	$ 96,997

History and organization of the Company (Note 1)

Going concern (Note 2)

On behalf of the Board:

/s/N. Desmond Smith,	Director
N. Desmond Smith

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

	Period From Incorporation on October 29, 1999 to July 31, 2002	Year Ended July 31, 2002	Year Ended July 31, 2001

EXPENSES
Consulting fees	$ 6,917	$ 3,917	$ 3,000
Filing and transfer agent fees	3,680	3,085	595
Office and miscellaneous	2,865	507	120
Professional fees	12,832	7,650	2,682
Write-down of royalty interest (Note 4)	49,999	49,999	-

	(76,293)	(65,158)	(6,397)

OTHER ITEM
Royalty revenue	6,038	4,106	1,932

Loss for the period	$ (70,255)	$ (61,052)	$ (4,465)

Basic and diluted loss per common share		$ (0.01)	$ (0.01)

Weighted average common shares outstanding		4,536,301	4,791,507

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, October 29, 1999	-	$-	$-	$-	$-

Common shares issued for services	2,250,000	225	2,025	-	2,250

Common shares issued for cash	2,450,000	245	2,205	-	2,450

Loss for the period	-	-	-	(4,738)	(4,738)

Balance, July 31, 2000	4,700,000	470	4,230	(4,738)	(38)

Private placement	100,000	10	49,990	-	50,000

Acquisition of royalty interest	100,000	10	49,990	-	50,000

Loss for the year	-	-	-	(4,465)	(4,465)

Balance, July 31, 2001	4,900,000	490	104,210	(9,203)	95,497

Return to treasury	(2,250,000)	(225)	225	-	-

Loss for the year	-	-	-	(61,052)	(61,052)

Balance, July 31, 2002	2,650,000	$265	$104,435	$(70,255)	$34,445

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Period From Incorporation on October 29, 1999 to July 31, 2002	Year Ended July 31, 2002	Year Ended July 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (70,255)	$ (61,052)	$ (4,465)
Items not affecting cash:
Common shares issued for services	2,250	-	-
Write-down of royalty interest	49,999	49,999	-

Changes in non-cash working capital items:
Increase in royalty income receivable	(2,667)	(1,102)	(1,565)
Increase (decrease) in accounts payable and accrued liabilities	1,850	350	(1,000)

Net cash used in operating activities	(18,823)	(11,805)	(7,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	52,450	-	50,000

Net cash provided by financing activities	52,450	-	50,000

Change in cash position during the period	33,627	(11,805)	42,970

Cash position, beginning of the period	-	45,432	2,462

Cash position, end of the period	$ 33,627	$ 33,627	$ 45,432

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash investing, and financing activities:
Common shares issued for services	$ 2,250	$ -	$ -
Common shares issued for royalty interest	50,000	-	50,000

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

JULY 31, 2002

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

	2002	2001

Deficit	$ (70,255)	$ (9,203)
Working capital	34,444	45,497

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

Revenue recognition

Royalty income is recorded in the period earned.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

JULY 31, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Amortization and impairment

Amortization of the cost of the Company's royalty interest will be computed using the units of production method primarily on a separate-property basis using proved reserves as estimated annually by an independent petroleum engineer.

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows. The Company's royalty interest was reviewed for indicators of impairment resulting in no recognition of impairment provisions for the period ended July 31, 2002.

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

New accounting pronouncements

In June, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized but will be reviewed for impairment in accordance with SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001.

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

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

JULY 31, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

New accounting pronouncements (cont'd)

In April 2002, FASB issued No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" that nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF Issue 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF Issue 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

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

4. ROYALTY INTEREST

	2002	2001

Royalty interest	$ 50,000	$ 50,000

Edgerton, Alberta

During fiscal 2001, the Company issued 100,000 common shares with an agreed value of $50,000 to acquire a 2% gross overriding royalty interest over certain petroleum producing lands in the Province of Alberta, Canada known as Edgerton "27", TWP 42, RGE 3, W4M, Section 27 granted by Harbour Petroleum Company Limited.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

JULY 31, 2002

4. ROYALTY INTEREST (cont'd)

Edgerton, Alberta (cont'd)

During the current year, management of the Company determined there to be an impairment in the carrying value of the royalty interest and as a result, wrote down its investment.

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

On January 1, 2002, a director of the Company returned 2,250,000 common shares with a par value of $0.001 to treasury for cancellation.

Common shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.0001, less share issue costs, is credited to additional paid-in capital.

6. INCOME TAXES

The Company's total deferred tax asset is as follows:

	2002	2001

Tax benefit of net operating loss carryforward	$ 24,000	$ 3,220
Valuation allowance	(24,000)	(3,220)

	$ -	$ -

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

JULY 31, 2002

6. INCOME TAXES (cont'd)

The Company has a net operating loss carryforward of approximately $70,000, which if not used, will begin to expire in the year 2018. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

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