Form 10QSB
period 2002-10-31
LIONS GATE INVESTMENT LTD
filed 2002-12-12
CIK 1111697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

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

2,650,000 common shares as at October 31, 2002

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]


LIONS GATE INVESTMENT LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of October 31, 2002 and July 31, 2002

Statement of Operations for the period ended

October 31, 2002

Consolidated Statements of Cash Flows for the period ended

October 31, 2002

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements

Item 2

Plan of Operation

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES


LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

OCTOBER 31, 2002


LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited)

		October 31, 2002	July 31, 2002

ASSETS

Current
Cash		$ 36,058	$ 33,627
Royalty income receivable		2,385	2,667

Total current assets		38,443	36,294

Royalty interest (Note 4)		1	1

Total assets		$ 38,444	$ 36,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities		$ 3,100	$ 1,850

Stockholders’ equity
Capital stock (Note 5)
Authorized
100,000,000	common shares with a par value of $0.0001
Issued
July 31, 2002 – 10,600,000 common shares
October 31, 2002 – 10,600,000 common shares		1,060	1,060
Additional paid-in capital		103,640	103,640
Deficit accumulated during the development stage		(69,356)	(70,255)

Total stockholders' equity		35,344	34,445

Total liabilities and stockholders' equity		$ 38,444	$ 36,295

History and organization of the Company (Note 1)

Going concern (Note 2)

Subsequent event (Note 8)

On behalf of the Board:

/s/N. Desmond Smith

N. Desmond Smith, Director

The accompanying notes are an integral part of these financial statements.


LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

	Cumulative Amounts From Incorporation on October 29, 1999 to October 31, 2002	Three Month Period Ended October 31, 2002	Three Month Period Ended October 31, 2001

EXPENSES
Consulting fees	$ 6,917	$ -	$ 2,500
Filing and transfer agent fees	4,052	372	360
Office and miscellaneous	2,907	42	94
Professional fees	14,082	1,250	1,450
Write-down of royalty interest (Note 4)	49,999	-

Loss before other item	(77,957)	(1,664)	(4,404)

OTHER ITEM
Royalty revenue	8,601	2,563	1,150

Income (loss) for the period	$ (69,356)	$ 899	$ (3,254)

Basic and diluted earnings (loss) per share		$ 0.00	$ (0.01)

Weighted average number of shares outstanding – basic and diluted		10,600,000	19,600,000

The accompanying notes are an integral part of these financial statements.


LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. dollars)

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, October 29, 1999	-	$ -	$ -	$ -	$ -

Common shares issued for services	9,000,000	900	1,350	-	2,250

Common shares issued for cash	9,800,000	980	1,470	-	2,450

Loss for the period	-	-	-	(4,738)	(4,738)

Balance, July 31, 2000	18,800,000	1,880	2,820	(4,738)	(38)

Private placement	400,000	40	49,960	-	50,000

Acquisition of royalty interest	400,000	40	49,960	-	50,000

Loss for the year	-	-	-	(4,465)	(4,465)

Balance, July 31, 2001	19,600,000	1,960	102,740	(9,203)	95,497

Shares returned to treasury	(9,000,000)	(900)	900	-	-

Loss for the year	-	-	-	(61,052)	(61,052)

Balance, July 31, 2002	10,600,000	1,060	103,640	(70,255)	34,445

Income for the period	-	-	-	899	899

Balance, October 31, 2002	10,600,000	$ 1,060	$ 103,640	$ (69,356)	$ 35,344

The accompanying notes are an integral part of these financial statements.


LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Cumulative Amounts From Incorporation on October 29, 1999 to October 31, 2002	Three Month Period Ended October 31, 2002	Three Month Period Ended October 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$ (69,356)	$ 899	$ (3,254)
Item not affecting cash:
Common shares issued for services	2,250	-	-
Write-down of royalty interest	49,999	-	-

Changes in non-cash working capital items:
Increase in royalty income receivable	(2,385)	282	(776)
Increase in accounts payable and accrued liabilities	3,100	1,250	1,450

Net cash provided by (used in) operating activities	(16,392)	2,431	(2,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	52,450	-	-

Net cash provided by financing activities	52,450	-	-

Change in cash and cash equivalents during the period	36,058	2,431	(2,580)

Cash and cash equivalents, beginning of the period	-	33,627	45,432

Cash and cash equivalents, end of the period	$ 36,058	$ 36,058	$ 42,852

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash investing, and financing activities:
Common shares issued for services	$ 2,250	$ -	$ -
Common shares issued for royalty interest	50,000	-	-

The accompanying notes are an integral part of these financial statements.


LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

OCTOBER 31, 2002

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows at October 31, 2002 and for the period then ended have been made.  These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended July 31, 2002.  The results of operations for the period ended October 31, 2002 are not necessarily indicative of the results to be expected for the year ending July 31, 2003.

2.

GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles of the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, to date the Company has received minimal royalty revenue.  Without realization of additional capital, or additional sources of revenue, it would be unlikely for the Company to continue as a going concern.   The Company's management plans on advancing funds on an as needed basis and in the longer term, deriving cash from revenue from the operations.  The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

	October 31, 2002	July 31, 2002

Deficit	$ (69,356)	$ (70,255)
Working capital	35,343	34,444

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


LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

OCTOBER 31, 2002

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Revenue recognition

Royalty income is recorded in the period earned and when collection of the amount is reasonably assured.

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Impairment

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

New accounting pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  SFAS No. 144 is required to be adopted effective January 1, 2002.

In April 2002, FASB issued No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections".  SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002.


LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

OCTOBER 31, 2002

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

New accounting pronouncements (cont’d…)

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

4.

ROYALTY INTEREST

	October 31, 2002	July 31, 2002

Royalty interest	$ 1	$ 1

Edgerton, Alberta

During fiscal 2001, the Company issued 100,000 common shares with an agreed value of $50,000 to acquire a 2% gross overriding royalty interest over certain petroleum producing lands in the Province of Alberta, Canada known as Edgerton "27", TWP 42, RGE 3, W4M, Section 27 granted by Harbour Petroleum Company Limited.

During the year ended July 31, 2002, management of the Company determined there to be an impairment in the carrying value of the royalty interest and as a result, wrote down its investments.

5.

CAPITAL STOCK

On November 1, 1999, the Company issued 9,800,000 of its common shares for proceeds of $2,450 and issued 9,000,000 of its common shares at an agreed value of $2,250 for services rendered.


LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

OCTOBER 31, 2002

5.

CAPITAL STOCK (cont’d….)

On February 14, 2001, the Company completed a private placement of 400,000 common shares for proceeds of $50,000.

On February 14, 2001, the Company issued 400,000 common shares with a par value of $0.0001 for an agreed value of $50,000 for acquisition of a royalty interest (Note 4).

On January 1, 2002, a director of the Company returned 9,000,000 common shares with a par value of $0.0001 per share to treasury for cancellation.

On November 4, 2002, the Company implemented a 1:4 forward stock split.  The number of outstanding common shares increased from 2,650,000 common shares to 10,600,000 common shares.  All share and per share amounts have been restated to give retroactive recognition to the stock split for all periods presented.

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

6.

INCOME TAXES

The Company's total deferred tax asset is as follows:

	October 31, 2002	July 31, 2002

Tax benefit of net operating loss carryforward	$ 23,500	$ 24,000
Valuation allowance	(23,500)	(24,000)

	$ -	$ -

The Company has a net operating loss carryforward of approximately $69,000, which if not used, will begin to expire in the year 2019.  The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

OCTOBER 31, 2002

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

8.

SUBSEQUENT EVENT

On November 4, 2002, the Company implemented a 1:4 forward stock split.  The number of outstanding common shares increased from 2,650,000 common shares to 10,600,000 common shares.  All share and per share amounts have been restated to give retroactive recognition to the stock split for all periods presented.


PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended October 31, 2002.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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


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

None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE INVESTMENT LIMITED

Dated:  December 10, 2002

Per:

/s/N. Desmond Smith

N. Desmond Smith,

President, C.F.O. and Director