Form 10QSB
period 2003-01-31
LIONS GATE INVESTMENT LTD
filed 2003-03-17
CIK 1111697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

Commission file Number:  000-32523

LIONS GATE INVESTMENT LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222710

(I.R.S. Employer Identification Number)

P.O. Box 86020

2106 - 33rd Avenue S.W.

Calgary, Alberta, T2T 1Z0     Canada

(Address of principal executive offices)

(403)606-7696

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,600,000 common shares as at January 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

LIONS GATE INVESTMENT LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of January 31, 2003

Statement of Operations for the period ended

January 31, 2003

Consolidated Statements of Cash Flows for the period ended

January 31, 2003

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements

Item 2

Plan of Operation

                        Item 3              Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JANUARY 31, 2003

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited)

		January 31, 2003 (unaudited)	July 31, 2002 (audited)

ASSETS

Current
Cash		$ 30,790	$ 33,627
Royalty income receivable		2,385	2,667

Total current assets		33,175	36,294

Royalty interest (Note 3)		1	1

Total assets		$ 33,176	$ 36,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities		$ 4,350	$ 1,850

Stockholders’ equity
Capital stock (Note 4)
Authorized
100,000,000	common shares with a par value of $0.0001
Issued
10,600,000	common shares (July 31, 2002 – 10,600,000 common shares)	1,060	1,060
Additional paid-in capital		103,640	103,640
Deficit accumulated during the development stage		(75,874)	(70,255)

Total stockholders' equity		28,826	34,445

Total liabilities and stockholders' equity		$ 33,176	$ 36,295

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

	Cumulative Amounts From Incorporation on October 29, 1999 to January 31, 2003	Three Month Period Ended January 31, 2003	Three Month Period Ended January 31, 2002	Six Month Period Ended January 31, 2003	Six Month Period Ended January 31, 2002

EXPENSES
Consulting fees	$ 11,517	$ 4,600	$ 1,417	$ 4,600	$ 3,917
Filing and transfer agent fees	4,378	326	187	698	547
Office and miscellaneous	2,928	21	371	63	465
Professional fees	15,653	1,571	3,100	2,821	4,550
Write-down of royalty
interest (Note 4)	49,999	-	-	-	-

Loss before other item	(84,475)	(6,518)	(5,075)	(8,182)	(9,479)

OTHER ITEM
Royalty revenue	8,601	-	1,093	2,563	2,243

Loss for the period	$ (75,874)	$ (6,518)	$ (3,982)	$ (5,619)	$ (7,236)

Basic and diluted loss per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding – basic and diluted		10,600,000	19,600,000	10,600,000	19,600,000

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. dollars)

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, October 29, 1999	-	$ -	$ -	$ -	$ -

Common shares issued for services	9,000,000	900	1,350	-	2,250

Common shares issued for cash	9,800,000	980	1,470	-	2,450

Loss for the period	-	-	-	(4,738)	(4,738)

Balance, July 31, 2000	18,800,000	1,880	2,820	(4,738)	(38)

Private placement	400,000	40	49,960	-	50,000

Acquisition of royalty interest	400,000	40	49,960	-	50,000

Loss for the year	-	-	-	(4,465)	(4,465)

Balance, July 31, 2001	19,600,000	1,960	102,740	(9,203)	95,497

Shares returned to treasury	(9,000,000)	(900)	900	-	-

Loss for the year	-	-	-	(61,052)	(61,052)

Balance, July 31, 2002	10,600,000	1,060	103,640	(70,255)	34,445

Loss for the period	-	-	-	(5,619)	(5,619)

Balance, January 31, 2003	10,600,000	$ 1,060	$ 103,640	$ (75,874)	$ 28,826

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Cumulative Amounts From Incorporation on October 29, 1999 to January 31, 2003	Six Month Period Ended January 31, 2003	Six Month Period Ended January 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (75,874)	$ (5,619)	$ (7,236)
Item not affecting cash:
Common shares issued for services	2,250	-	-
Write-down of royalty interest	49,999	-	-

Changes in non-cash working capital items:
(Increase) decrease in royalty income receivable	(2,385)	282	80
Increase in accounts payable and accrued liabilities	4,350	2,500	2,550

Net cash used in operating activities	(21,660)	(2,837)	(4,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	52,450	-	-

Net cash provided by financing activities	52,450	-	-

Change in cash during the period	30,790	(2,837)	(4,606)

Cash, beginning of the period	-	33,627	45,432

Cash, end of the period	$ 30,790	$ 30,790	$ 40,826

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for services	$ 2,250	$ -	$ -
Common shares issued for royalty interest	50,000	-	-

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

JANUARY 31, 2003

1.

HISTORY AND ORGANIZATION OF THE COMPANY

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended January 31, 2003, may not necessarily be indicative of the results that may be expected for the year ended July 31, 2003. For further information, refer to our financial statements and footnotes included on the Form 10-KSB for the year ended July 31, 2002.

The Company was incorporated on October 29, 1999 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.  In accordance with Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises", the Company is deemed to be in the development stage.  The Company is in the business of earning royalty income on oil and gas properties.  During the year ended July 31, 2001, the Company issued 400,000 common shares at an agreed value of $50,000 to acquire a 2% gross overriding royalty interest on oil and gas production (Note 3).

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows at January 31, 2003 and for the period then ended have been made.  These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended July 31, 2002.  The results of operations for the period ended January 31, 2003 are not necessarily indicative of the results to be expected for the year ending July 31, 2003.

2.

GOING CONCERN

The Company’s financial statements are in conformity with the generally accepted accounting principles of the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, to date the Company has received minimal royalty revenue.  Without realization of additional capital, or additional sources of revenue, it would be unlikely for the Company to continue as a going concern.   The Company's management plans on advancing funds on an as needed basis and in the longer term, deriving cash from revenue from the operations.  The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported net loss and the balance sheet classifications used.

	January 31, 2003	July 31, 2002

Deficit	$ (75,874)	$ (70,255)
Working capital	28,825	34,444

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

JANUARY 31, 2003

3.

ROYALTY INTEREST

	January 31, 2003	July 31, 2002

Royalty interest	$ 1	$ 1

Edgerton, Alberta

During fiscal 2001, the Company issued 400,000 common shares with an agreed value of $50,000 to acquire a 2% gross overriding royalty interest over certain petroleum producing lands in the Province of Alberta, Canada known as Edgerton "27", TWP 42, RGE 3, W4M, Section 27 granted by Harbour Petroleum Company Limited.

During the year ended July 31, 2002, management of the Company determined there to be an impairment in the carrying value of the royalty interest and as a result, wrote down its investment to $1.

4.

CAPITAL STOCK

On November 1, 1999, the Company issued 9,800,000 of its common shares for proceeds of $2,450 and issued 9,000,000 of its common shares at an agreed value of $2,250 for services rendered.

On February 14, 2001, the Company completed a private placement of 400,000 common shares for proceeds of $50,000.

On February 14, 2001, the Company issued 400,000 common shares with a par value of $0.0001 for an agreed value of $50,000 for acquisition of a royalty interest (Note 3).

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

JANUARY 31, 2003

4.

CAPITAL STOCK (cont’d…)

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.0001, less share issue costs, is credited to additional paid-in capital.

5.

INCOME TAXES

The Company's total deferred tax asset is as follows:

	January 31, 2003	July 31, 2002

Tax benefit of net operating loss carryforward	$ 25,800	$ 24,000
Valuation allowance	(25,800)	(24,000)

	$ -	$ -

The Company has a net operating loss carryforward of approximately $76,000, which if not used, will begin to expire in the year 2019.  The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

6.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, royalty income receivable and accounts payable and accrued liabilities.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

7.

SEGMENTED INFORMATION

The Company operates principally in Canada in the business of earning royalty income on oil and gas properties.

ITEM 2             PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended January 31, 2003.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Management of the Company is working on our phase one exploration program having acquired a library of available geophysical data in our area of interest.  Management expects to identify which data it will acquire and re-process before the middle of calendar 2003.  Our phase two geophysical acquisition program is currently scheduled for the fall of 2003.

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

Drilling option scenario costs are:

Drilling one well to a depth of 750 metres:

$162,000

Total:

$162,000

Land acquisition scenario costs are:

Acquiring 640 acres @ $645 per acre:

$412,800

Drilling costs per well @ eight wells:

$1,296,000

Total:

$1,708,800

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain statements in this section and elsewhere in this quarterly report on Form 10-QSB are forward-looking in nature and relate to our plans, objectives, estimates and goals.  Words such as “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “believes,” and “estimates,” and variations of such words and similar expressions, identify such forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995 and speak only as of the date of this report.  The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution.  Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under “business -- additional factors that may affect our business and future results” in our most recent annual report on Form 10-KSB and under “risk factors”.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 3             CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

We held an annual general meeting on December 2, 2002.

(b)

Our annual general meeting involved the election of directors.  Mr. N. Desmond Smith was re-elected as the sole director of our company.

(c)

The first matter which was voted on at our annual general meeting was the election of directors.  250,000 votes received were cast for and zero votes were received against the election of Mr. N. Desmond Smith as sole director of the Company.

The second matter which was voted on at our annual general meeting was the election of auditors.  250,000 votes received were cast for and zero votes were received against the election of Davidson & Company as our auditors for the fiscal year ending July 31, 2003.

(d)

Not applicable.

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

99.1

Certification of Disclosure by the Company's Chief Executive Officer/Chief Financial Officer

(b)

Reports on Form 8-K

The Company filed a form 8-K on March 17, 2003 with respect to the change of auditor's.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE INVESTMENT LIMITED

Dated:  March 17, 2003

Per:

/s/N. Desmond Smith

N. Desmond Smith,

President, C.F.O. and Director