Form 10QSB
period 2003-04-30
LIONS GATE INVESTMENT LTD
filed 2003-06-16
CIK 1111697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

Commission file Number:  000-32523

LIONS GATE INVESTMENT LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222710

(I.R.S. Employer Identification Number)

P.O. Box 86020

2106 - 33rd Avenue S.W.

Calgary, Alberta, T2T 1Z0     Canada

(Address of principal executive offices)

(403)606-7696

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,600,000 common shares as at April 30, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

LIONS GATE INVESTMENT LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of April 30, 2003 and July 31, 2002

Statements of Operations for the three and nine months

ended April 30, 2003 and 2002 and cumulative since

inception (October 29, 1999)

Statements of Stockholders' Equity

Statements of Cash Flows for the periods ended

April 30, 2003 and 2002 and cumulative since inception

(October 29, 1999)

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

ITEM 1.

FINANCIAL INFORMATION

Part I

Financial Statements

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

APRIL 30, 2003

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

BALANCE SHEETS

(Expressed in U.S. dollars)

	April 30, 2003	July 31, 2002
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$ 26,274	$ 33,627
Royalty income receivable	3,599	2,667

Total current assets	29,873	36,294

Royalty interest (Note 3)	1	1

Deferred income tax asset	-	-

Total assets	$ 29,874	$ 36,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$ 1,250	$ 1,850

Stockholders’ equity
Common stock - $0.0001 par value, 100,000,000 shares
authorized, 10,600,000 shares issued and outstanding (Note 4)	1,060	1,060
Additional paid-in capital	103,640	103,640
Deficit accumulated during the development stage	(76,076)	(70,255)

Total stockholders' equity	28,624	34,445

Total liabilities and stockholders' equity	$ 29,874	$ 36,295

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

	Cumulative Amounts From Inception (October 29, 1999) to April 30, 2003	Three-Month Period Ended April 30, 2003	Three-Month Period Ended April 30, 2002	Nine-Month Period Ended April 30, 2003	Nine-Month Period Ended April 30, 2002

EXPENSES
Consulting fees	$ 11,517	$ -	$ -	$ 4,600	$ 3,917
Filing and transfer agent fees	4,378	-	-	698	547
Office and miscellaneous	2,950	22	17	85	484
Professional fees	17,048	1,395	1,100	4,216	5,650
Write-down of royalty
interest (Note 3)	49,999	-	-	-	-

Loss before other item	(85,892)	(1,417)	(1,117)	(9,599)	(10,598)

OTHER ITEM
Royalty revenue	9,816	1,215	950	3,778	2,853

Provision for income taxes	-	-	-	-	-

Net loss for the period	$ (76,076)	$ (202)	$ (167)	$ (5,821)	$ (7,745)

Basic and diluted loss per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number
of common shares outstanding
– basic and diluted		10,600,000	19,600,000	10,600,000	19,600,000

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. dollars)

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, October 29, 1999	-	$ -	$ -	$ -	$ -

Common shares issued for services	9,000,000	900	1,350	-	2,250

Common shares issued for cash	9,800,000	980	1,470	-	2,450

Loss for the period	-	-	-	(4,738)	(4,738)

Balance, July 31, 2000	18,800,000	1,880	2,820	(4,738)	(38)

Private placement	400,000	40	49,960	-	50,000

Acquisition of royalty interest	400,000	40	49,960	-	50,000

Loss for the year	-	-	-	(4,465)	(4,465)

Balance, July 31, 2001	19,600,000	1,960	102,740	(9,203)	95,497

Shares returned to treasury	(9,000,000)	(900)	900	-	-

Loss for the year	-	-	-	(61,052)	(61,052)

Balance, July 31, 2002	10,600,000	1,060	103,640	(70,255)	34,445

Loss for the period	-	-	-	(5,821)	(5,821)

Balance, April 30, 2003	10,600,000	$ 1,060	$ 103,640	$ (76,076)	$ 28,624

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Cumulative Amounts From Inception (October 29, 1999) to April 30, 2003	Nine-Month Period Ended April 30, 2003	Nine-Month Period Ended April 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (76,076)	$ (5,821)	$ (7,745)
Item not affecting cash:
Common shares issued for services	2,250	-	-
Write-down of royalty interest	49,999	-	-

Changes in non-cash working capital items:
Increase in royalty income receivable	(3,599)	(932)	(31)
Increase (decrease) in accounts payable and accrued liabilities	1,250	(600)	1,800

Net cash used in operating activities	(26,176)	(7,353)	(5,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	52,450	-	-

Net cash provided by financing activities	52,450	-	-

Change in cash during the period	26,274	(7,353)	(5,976)

Cash, beginning of the period	-	33,627	45,432

Cash, end of the period	$ 26,274	$ 26,274	$ 39,456

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$ 2,250	$ -	$ -
Common stock issued for royalty interest	50,000	-	-

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

APRIL 30, 2003

1.

HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on October 29, 1999, under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.  In accordance with Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises", the Company is deemed to be in the development stage.  The Company is in the business of earning royalty income on oil and gas properties.  During the year ended July 31, 2001, the Company issued 400,000 shares of common stock at an agreed value of $50,000 to acquire a 2% gross overriding royalty interest on oil and gas production.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended April 30, 2003, may not necessarily be indicative of the results that may be expected for the year ended July 31, 2003. For further information, refer to our financial statements and footnotes included on the Form 10-KSB for the year ended July 31, 2002.

2.

GOING CONCERN

The Company’s financial statements have been prepared in conformity with the generally accepted accounting principles of the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, to date the Company has received minimal royalty revenue.  Without realization of additional capital, or additional sources of revenue, it would be unlikely for the Company to continue as a going concern.   The Company's management plans on advancing funds on an as needed basis and in the longer term, deriving cash from revenue from the operations.  The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported net loss and the balance sheet classifications used.

	April 30, 2003	July 31, 2002

Deficit	$ (76,076)	$ (70,255)
Working capital	28,623	34,444

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

APRIL 30, 2003

3.

ROYALTY INTEREST

	April 30, 2003	July 31, 2002

Royalty interest	$ 1	$ 1

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

5.

COMMON STOCK

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

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

APRIL 30, 2003

6.

INCOME TAXES

The Company's total deferred tax asset is as follows:

	April 30, 2003	July 31, 2002

Tax benefit of net operating loss carryforward	$ 25,865	$ 24,000
Valuation allowance	(25,865)	(24,000)

	$ -	$ -

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

8.

SEGMENT INFORMATION

The Company operates principally in Canada in the business of earning royalty income on oil and gas properties.

Item 2 - Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes included elsewhere in this quarterly report for the nine months ended April 30, 2003.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Total:

$12,330

Geophysical Acquisition Program

The initial geophysical program will identify selected areas that require specific data acquisition to define drilling targets.  The program may be structured as a geophysical farm-in with a drilling option or we may elect to acquire the data on open Crown Lands.  In the first case we will contract with property owners or the owners of hydrocarbon rights to allow us to acquire data in exchange for an option to drill on the subject lands if our geophysical data defines a prospective drilling target.  In the second case, we would acquire the proprietary data with a view to requesting the Province of Alberta to post the lands for public auction.  In either case we would secure the optimum drilling locations.  If our company pursues a geophysical farm-in, it means that we have negotiated the rights to petroleum and natural gas lands by acquiring geophysical data over lands currently owned by a third party.  The negotiations involve offering the third party the acquired geophysical data at no cost in return for the exclusive right to drill a well on the petroleum and natural gas lands in order to earn a portion of the petroleum and natural gas rights.  If petroleum and natural gas rights over certain lands have not been leased by the government to oil and gas companies, those lands are considered to be open lands.  In this case, there are no parties to negotiate farm-ins with as the petroleum and natural gas rights over open lands are available only through government run auctions.

Our management is working on our phase one exploration program having acquired a library of available geophysical data in our area of interest.  Management expects to identify which data it will acquire and re-process before the middle of calendar 2003.  Our phase two geophysical acquisition program is currently scheduled for the fall of 2003.

The estimated costs of a geophysical exploration program are:

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

We would use our geophysical acquisition data as an enticement to lessors of mineral rights to trade our data for the right to drill an earning well on the petroleum and natural gas rights at no additional cost to the lessor.  We would seek to recover our drilling cost from the sale of the first hydrocarbons and after recovery of these costs share in future development and profits at the negotiated rates.

Alternatively, should our geophysical acquisition delineate a drilling target on open Crown lands, we would place a bid to acquire a lease to the lands at a regulated open auction.  Current land prices vary from $400 to $1,500 dollars per acre and the size of the offered lands could be as high as 640 acres.  In this scenario the Company would not share the interest in the mineral rights with third parties.

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

Item 3 - Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has concluded that our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

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

(a)

Exhibits

99.1

Certification of Disclosure by the Company's Chief Executive Officer/Chief Financial Officer

99.2

Section 906 Certification

(b)

Reports on Form 8-K

The Company filed a Form 8K on March 17, 2003 with respect to the change of auditors

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE INVESTMENT LIMITED

Dated:  June 13, 2003

Per:

/s/N. Desmond Smith

N. Desmond Smith,

President, C.E.O., C.F.O. and Director