Form 10KSB
period 2003-07-31
LIONS GATE INVESTMENT LTD
filed 2003-10-28
CIK 1111697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2003

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

Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

The Issuer's revenues for its fiscal year ended July 31, 2003 were $0.00.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $415,000 as of the closing price of $0.05 per share on July 31, 2003 on the OTC Bulletin Board.

On July 31, 2003, the number of shares outstanding of the registrant's Common Stock was 10,600,000.

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

Item 2.  Description of Property

Office Premises

We operate from our offices at 2106 - 33rd Avenue, S.W., Calgary, Alberta, T2T 1Z0, Canada.  Space is provided to us on a rent free basis by Mr. Smith, a director of the Issuer.  We are not a party to any lease.  It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees.  Management believes that this space will meet our needs for the foreseeable future.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Issuer's 2003 annual general meeting is scheduled to be held on December 5, 2003 at Suite 1000, 409 Granville Street, Vancouver, British Columbia at 10:00 a.m.  The Issuer's security holders will be requested to elect new directors, to appoint the Issuer's auditors for the 2003/2004 fiscal year and to ratify all actions taken by the officers and directors of the Issuer the preceding year.  No other business is expected to be brought before the Issuer's shareholders at the 2003 annual general meeting.  The Issuer's notice of annual general meeting, Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Issuer's shares are quoted and listed for trading o the OTC.BB under symbol "LGIV".  The Issuer is fully reporting.

There are an undetermined number of shareholders holding our issued common shares.  The aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer was $415,000 as of the closing price of $0.05 per share on July 31, 2003 on the OTC.BB.  There are no options and warrants to purchase additional common shares of the Issuer.

The Issuer does not expect to pay a dividend on its common stock in the foreseeable future.  Payment of dividends in the future will depend on the Issuer's earnings and its cash requirements at that time.

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

Management of the Issuer is working on our phase one exploration program having acquired a library of available geophysical data in our area of interest.  Management expects to identify which data it will acquire and re-process before the end of calendar 2003.  Our phase two geophysical acquisition program is currently scheduled for the spring of 2004.

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

Alternatively, should our geophysical acquisition delineate a drilling target on open Crown lands, we would place a bid to acquire a lease to the lands at a regulated open auction.  Current land prices vary from $400 to $1500 dollars per acre and the size of the offered lands could be as high as 640 acres.  In this scenario the Issuer would not share the interest in the mineral rights with third parties.

Drilling option scenario costs are:

Drilling one well to a depth of 750 metres:

$162,000

Total:

$162,000

Land acquisition scenario costs are:

Acquiring 640 acres @ $645 per acre:

$412,800

Drilling costs per well @ eight wells:

$1,296,000

Total:

$1,708,800

Item 7.  Financial Statements

Our audited financial statements for the fiscal year ended July 31, 2003 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants for the fiscal year ending July 31, 2003.

On July 15, 2003, our board of directors dismissed our current independent accountants, Dohan & Company, P.A. and engaged the firm of Moore Stephens Ellis Foster as our new independent accountants.

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

KEITH EBERT was appointed to his positions on July 15, 2003.  Mr. Ebert is a qualified Mechanical Engineer BA Sc., MECH (UBC) (1987).  For the period from May, 1997 to the present, Mr. Ebert has been self employed managing his investment portfolio.  Mr. Ebert worked for Marleau, Lemire Securities Inc. from February, 1993 to July, 1995 as manager of North American West Coast institutional sales.  Mr. Ebert worked for C.M. Oliver & Co. Ltd. from July, 1995 to May, 1997 as manager of North American West Coast institutional sales.  Marleau, Lemire Securities Inc. and C.M. Oliver & Co. Ltd. were broker dealers registered by the Investment Dealers Association of Canada.  In addition to being a qualified mechanical engineer, Mr. Ebert has passed the Canadian Investment Dealers Association's branch manager's exam and partners, directors and officers' exam.  Mr. Ebert acted as branch manager of C.M. Oliver & Co. Ltd. in London, England from October, 1995 to January, 1997.

There are no family relationships among the directors or executive officers of the Issuer.

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

Other than as described above, none of our directors or officers receive any other compensation for their services.  The salaries shown in the following table are for the fiscal year ending July 31, 2003.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
N. Desmond Smith, President/Director	2002/ 2003	0.00	0.00	0.00	0.00	0	0.00	0.00
Keith Ebert, Director	2002 2003	0.00	0.00	0.00	0.00	0	0.00	0.00

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of July 31, 2003 by:

*

each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

*

each of our directors and named executive officers, and

*

all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
$.001 Par Value Common Stock	Keith A. Ebert Suite 2901 1201 Marinaside Crescent Vancouver, B.C. V6Z 2V2	1,000,000 common shares Direct Ownership	9.43%
$.001 Par Value Common Stock	N. Desmond Smith 2106 - 33rd Avenue S.W. Calgary, Alberta T2T 1Z0	400,000 common shares Director Ownership	3.77%
$.001 Par Value Common Stock	Management as a Group Two Directors and Officers	1,400,000 common shares	13.2%

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

Item 12.  Certain Relationships and Related Transactions

We issued 2,250,000 common shares at a deemed price of $0.001 per share to Mr. Keith Ebert on November 1, 1999.  Mr. Ebert was issued these shares in consideration for his services in organizing our company, acting as a director and officer and building our business plan.  On June 1, 2002, Mr. Ebert returned the 2,250,000 common shares to the Issuer's treasury for cancellation.

On February 14, 2001, we issued Mr. N. Desmond Smith 100,000 common shares at a deemed price of $0.50 per share in consideration for our 2% gross overriding royalty on Edgerton "27".  The deemed value of this acquisition was $50,000.  This acquisition was done at arm's length.  Mr. Smith was subsequently appointed President, C.F.O. and Secretary of our company on March 23, 2001.

We have no policy with respect to entering into transactions with members of management or affiliated companies.  Any non-arm's length transaction we consider will be reviewed and voted on by disinterested members of our board of directors.

Item 13.  Exhibits, List and Reports on Form 8-K.

(A)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation filed October 29, 1999, as filed with the Issuer's Form 10-SB (file no. 0-32523) filed on April 9, 2001 incorporated herein by reference.
3.2	Bylaws as filed with the Issuer's Form 10-SB (file no. 0-32523) on April 9, 2001, incorporated herein by reference.
13.1	Form 10QSB for the three months ended October 31, 2002, filed on December 12, 2002, incorporated herein by reference.
13.2	Form 10QSB for the six months ended January 31, 2003, filed on March 17, 2003, incorporated herein by reference.
13.3	Form 10QSB for the nine months ended April 30, 2003, filed on June 16, 2003, incorporated herein by reference.
32.1	Section 302 Certification by Chief Executive Officer
32.2	Section 302 Certification by Chief Financial Officer
33	Section 906 Certification

(B)

Reports on Form 8-K

We filed a Form 8K on March 17, 2003 changing our independent accountants from Davidson & Company to Dohan & Company.  On July 21, 2003, we filed a Form 8K changing our independent accountants from Dohan & Company to Moore Stephens Ellis Foster.  On September 11, 2003, we filed a Form 8K/A with respect to the change of our independent accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE INVESTMENT LIMITED

Dated:  October 21, 2003

Per:

/s/Keith Ebert

Keith Ebert,

C.F.O., Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Keith Ebert

Keith Ebert,

C.F.O., Secretary, Treasurer and Director

October 21, 2003

Date

LIONS GATE INVESTMENT LIMITED

(A Development Stage Company)

FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

JULY 31, 2003

LIONS GATE INVESTMENT LIMITED.

(A development stage company)

Financial Statements

(Expressed in U.S. Dollars)

July 31, 2003 and 2002

Index

Report of Independent Accountants

Balance Sheets

Statements of Stockholders' Equity

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

MOORE STEPHENS ELLIS FOSTER LTD.

MOORE STEPHENS ELLIS FOSTER LTD.

 CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 734-1112  Facsimile: (604) 714-5916

Website:  www.ellisfoster.com

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

LIONS GATE INVESTMENT LIMITED.

(A development stage company)

We have audited the balance sheet of Lions Gate Investment Limited ("the Company") (A development stage company) as at July 31, 2003, the related statements of stockholders' equity, operations and cash flows for the year ended July 31, 2003 and for the period from inception (October 29, 1999) to July 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.   We did not audit the Company's financial statements as of and for the year ended July 31, 2002 and the cumulated data from inception (October 29, 1999) to July 31, 2002 in the statements of stockholders' equity, operations and cash flows, which were audited by other auditors whose report, dated October 10, 2002, expressed an unqualified opinion, has been furnished to us.  Our report, insofar, as it relates to the amount included for such prior period, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2003 and the results of its operations and its cash flows for the year ended July 31, 2003 and for the period from inception (October 29, 1999) to July 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

"MOORE STEPHENS ELLIS FOSTER LTD."

October 7, 2003, except as to

Chartered Accountants

Note 5 which is as of

October 21, 2003

LIONS GATE INVESTMENT LIMITED
(A development stage company)

Balance Sheets
July 31, 2003 and 2002
(Expressed in U.S. Dollars)
	2003	2002

ASSETS

Current assets
Cash	$22,329	$33,627
Royalty income receivable - related party	7,409	2,667

Total current assets	29,738	36,294

Royalty interest	1	1

Total assets	$29,739	$36,295

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,250	$1,850

Total current liabilities	1,250	1,850

Stockholders' equity

Capital stock
Authorized:
100,000,000	common shares with a par value of $0.0001 per share
Issued and outstanding: 10,600,000 common shares	1,060	1,060
(2002 - 10,600,000 common shares)

Additional paid-in capital	103,640	103,640

(Deficit) accumulated during the development stage	(76,211)	(70,255)

Total stockholders' equity	28,489	34,445

Total liabilities and stockholders' equity	$29,739	$36,295

The accompanying notes are an integral part of these financial statements.

MOORE STEPHENS ELLIS FOSTER LTD.

LIONS GATE INVESTMENT LIMITED
(A development stage company)

Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
				Deficit
				accumulated
			Additional	during	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity

Balance, October 29, 1999	-	$-	$-	$-	$-
Common stock issued for services	9,000,000	900	1,350	-	2,250
Common stock issued for cash	9,800,000	980	1,470	-	2,450
Comprehensive income (loss)
Loss for the period	-	-	-	(4,738)	(4,738)
Balance, July 31, 2000	18,800,000	1,880	2,820	(4,738)	(38)

Private placement	400,000	40	49,960	-	50,000
Common stock issued for royalty interest	400,000	40	49,960	-	50,000
Comprehensive income (loss)
Loss for the year	-	-	-	(4,465)	(4,465)
Balance, July 31, 2001	19,600,000	1,960	102,740	(9,203)	95,497

Return to treasury	(9,000,000)	(900)	900	-	-
Comprehensive income (loss)
Loss for the year	-	-	-	(61,052)	(61,052)
Balance, July 31, 2002	10,600,000	1,060	103,640	(70,255)	34,445

Comprehensive income (loss)
Loss for the year	-	-	-	(5,956)	(5,956)
Balance, July 31, 2003	10,600,000	$1,060	$103,640	$(76,211)	$28,489

The accompanying notes are an integral part of these financial statements.

MOORE STEPHENS ELLIS FOSTER LTD.

LIONS GATE INVESTMENT LIMITED
(A development stage company)

Statements of Operations
(Expressed in U.S. Dollars)
	Cumulative
	Amounts Since
	October 29
	1999	Year	Year
	(inception) to	Ended	Ended
	July 31	July 31	July 31
	2003	2003	2002

General and administrative expenses
Consulting	$11,517	$4,600	$3,917
Filing and transfer agent	5,606	1,926	3,085
Office and miscellaneous	2,971	106	507
Professional fee	19,744	6,912	7,650
Write-down of royalty interest	49,999	-	49,999

Loss before other item	89,837	13,544	65,158

Other item
Royalty income	13,626	7,588	4,106

Loss for the period	$76,211	$5,956	$61,052

Loss per share
- basic and diluted		$0.00	$0.01

Weighted average number of
common shares outstanding
- basic and diluted		10,600,000	10,600,000

The accompanying notes are an integral part of these financial statements.

MOORE STEPHENS ELLIS FOSTER LTD.

LIONS GATE INVESTMENT LIMITED
(A development stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
	Cumulative
Amounts Since
	October 29
	1999	Year	Year
	(inception) to	Ended	Ended
	July 31	July 31	July 31
	2003	2003	2002

Cash flows from (used in) operating activities
Loss for the period	$(76,211)	$(5,956)	$(61,052)
Common stock issued for services	2,250	-	-
Write-down of royalty interest	49,999	-	49,999
Changes in assets and liabilities:
- Increase in royalty income receivable	(7,409)	(4,742)	(1,102)
- Increase (decrease) in accounts
payable and accrued liabilities	1,250	(600)	350

Net cash used in operating activities	(30,121)	(11,298)	(11,805)

Cash flows from financing activities
Issuance of common stock for cash	52,450	-	-

Net cash from financing activities	52,450	-	-

Increase (decrease) in cash
and cash equivalents	22,329	(11,298)	(11,805)

Cash and cash equivalents,
beginning of period	-	33,627	45,432

Cash and cash equivalents, end of period	$22,329	$22,329	$33,627

Supplemental disclosure of non-cash
investing and operating activities:
Common shares issued for services	$2,250	$-	$-
Common shares issued for royalty interest	$50,000	$-	$-

The accompanying notes are an integral part of these financial statements.

MOORE STEPHENS ELLIS FOSTER LTD.

LIONS GATE INVESTMENTS LIMITED.

(A development stage company)

Notes to Financial Statements

July 31, 2003 and 2002

(Expressed in U.S. Dollars)

1.

Incorporation and Continuance of Operations

The Company was incorporated on October 29, 2003 under the laws of the State of Nevada.  The Company is in the business of earning royalty income from oil and gas properties.  The Company has not derived significant royalty income to date.  The Company is considered a development stage company as defined in SFAS No. 7.  The Company has an office in Alberta, Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has received minimal royalty income to date. However, the Company is incurring operating losses and requires additional funds to maintain its operations.  Management's plans in this regard are advancing funds on an as needed basis and raising equity financing.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

2.

Significant Accounting Policies

(a)

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

(b)

Advertising Expenses

The Company expenses advertising costs as incurred.  There was no advertising expenses incurred by the Company for the years ended July 31, 2003 and 2002.

(c)

Royalty Income

Royalty income is recorded in the period earned.

MOORE STEPHENS ELLIS FOSTER LTD.

LIONS GATE INVESTMENTS LIMITED.

(A development stage company)

Notes to Financial Statements

July 31, 2003 and 2002

(Expressed in U.S. Dollars)

2.

Significant Accounting Policies (continued)

(d)

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share".  Diluted loss per share is equivalent to basic loss per share.

On November 4, 2002, the Company split its common stocks on a four-for-one basis.  Accordingly, the number of outstanding common stocks as shown in the statement of stockholders' equity has been increased from 2,650,000 common stocks to 10,600,000 common stocks. Per share amounts have been restated to give retroactive effect to the stock split for all periods represented.

(e)

Foreign Currency Transactions

The Company is located and operating outside of the United States of America.  It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

(f)

Fair Value of Financial Instruments

Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash, royalty receivable and accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The Company is operating in outside the United States of America and has exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollar.

MOORE STEPHENS ELLIS FOSTER LTD.

LIONS GATE INVESTMENTS LIMITED.

(A development stage company)

Notes to Financial Statements

July 31, 2003 and 2002

(Expressed in U.S. Dollars)

2.

Significant Accounting Policies   (continued)

(g)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

(h)

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation. SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

The Company did not grant any stock options during the fiscal year 2003 and 2002.  The adoption of the statement will not have an impact on the Company's financial statements.

(i)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has no elements of "other comprehensive income" for the years ended July 31, 2003 and 2002.

MOORE STEPHENS ELLIS FOSTER LTD.

LIONS GATE INVESTMENTS LIMITED.

(A development stage company)

Notes to Financial Statements

July 31, 2003 and 2002

(Expressed in U.S. Dollars)

2.

Significant Accounting Policies   (continued)

(j)

Accounting for Derivative Instruments and Hedging Activities

The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the statement will not have an impact on the Company's financial statements.

(k)

New Accounting Pronouncements

In November 2002, the Financial Accounting Standard Board issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others - An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding.  FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee.  FIN 45 is effective for guarantees entered into or modified after December 31, 2002.  The adoption of FIN 45 will not have impact on the Company's financial statements.

In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 148 (SFAS 148), Accounting for Stock-based Compensation - Transition and Disclosure.  SFAS 148 amends SFAS 123, Accounting for Stock-based Compensation, to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation.  SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements.  SFAS 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS 148 will not have an impact on the Company's financial statements.

MOORE STEPHENS ELLIS FOSTER LTD.

LIONS GATE INVESTMENTS LIMITED.

(A development stage company)

Notes to Financial Statements

July 31, 2003 and 2002

(Expressed in U.S. Dollars)

2.

Significant Accounting Policies   (continued)

(k)

New Accounting Pronouncements (continued)

In January 2003, the Financial Accounting Standard Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51.  This interpretation addressed the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest.  The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.  The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, outlines consolidation requirements for VIEs created after January 31, 2003.  The company has reviewed its major commercial relationship and its overall economic interests with other companies consisting of related parties, royalty customers and other suppliers to determine the extent of its variable economic interest in these parties.  The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company.

In May 2003, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and hedging Activities.  This Statement is effective for contracts entered into or modified after June 30, 2003.  The implementation of SFAS No. 149 dose not have any impact on the Company's  financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003. The Company does not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption does not have any effect on its financial statements.

3.

MOORE STEPHENS ELLIS FOSTER LTD.

LIONS GATE INVESTMENTS LIMITED.

(A development stage company)

Notes to Financial Statements

July 31, 2003 and 2002

(Expressed in U.S. Dollars)

3.

Royalty Interest

	2003	2002
Royalty interest	$ 50,000	$ 50,000
Less: impairment provision	(49,000)	(49,000)
	$ 1	$ 1

In 2001, the Company acquired a 2% gross overriding royalty interest over certain petroleum producing lands in the province of Alberta, Canada, known as Edgerton "27", located at TWP 42, RGE 3, W4M, Section 27, from an individual, who was subsequently appointed as the president of the Company, at a cost of $50,000.  In 2002, management of the Company determined there to be an impairment of the royalty interest and, as a result, reduced the carrying value to $1.  The royalty income receivable as at July 31, 2003 and 2002 was due from this related party.

4.

Income Taxes

As at July 31, 2003, the Company has estimated net operating losses carryforward for tax purposes of $76,000.  This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

	2003	2002
Tax loss carry forwards	$ 26,000	$ 24,000
Valuation allowance	(26,000)	(24,000)
	$ -	$ -

5.

Subsequent Event

Subsequent to the year-end, the Company paid $20,000 in consulting fees to one of the directors of the Company.