Form 10QSB
period 2003-10-31
LIONS GATE INVESTMENT LTD
filed 2003-12-05
CIK 1111697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

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

10,600,000 common shares as at October 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

LIONS GATE INVESTMENT LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of October 31, 2003 and July 31, 2003

Statements of Operations for the three and nine months

ended October 31, 2003 and 2002 and cumulative since

inception (October 29, 1999)

Statements of Stockholders' Equity

Statements of Cash Flows for the periods ended

October 31, 2003 and 2002 and cumulative since inception

(October 29, 1999)

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

ITEM 1.

FINANCIAL INFORMATION

Part I

Financial Statements

LIONS GATE INVESTMENT LIMITED

(A development stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

October 31, 2003

Index

Balance Sheet

Statement of Stockholders' Equity

Statement of Operations

Statement of Cash Flows

Notes to Financial Statements

LIONS GATE INVESTMENT LIMITED
(A development stage company)

Balance Sheet
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
	October 31	July 31
	2003	2003

ASSETS

Current assets
Cash	$1,562	$22,329
Royalty income receivable - related party	10,109	7,409

Total current assets	11,671	29,738

Royalty interest	1	1

Total assets	$11,672	$29,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,307	$1,250

Total current liabilities	5,307	1,250

Stockholders' equity

Capital stock
Authorized:
100,000,000 common shares with a par value of
$ 0.0001 per share
Issued and outstanding: 10,600,000 common shares	1,060	1,060
(2002 - 10,600,000 common shares)

Additional paid-in capital	103,640	103,640

(Deficit) accumulated during the development stage	(98,335)	(76,211)

Total stockholders' equity	6,365	28,489

Total liabilities and stockholders' equity	$11,672	$29,739

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED
(A development stage company)

Statement of Stockholders' Equity
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
				(Deficit)
				accumulated	Total
			Additional	during	stockholders'
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)

Balance, October 29, 1999	-	$-	$-	$-	$-

Common stock issued for services	9,000,000	900	1,350	-	2,250
Common stock issued for cash	9,800,000	980	1,470	-	2,450
Comprehensive income (loss)
Loss for the period	-	-	-	(4,738)	(4,738)

Balance, July 31, 2000	18,800,000	1,880	2,820	(4,738)	(38)

Private placement	400,000	40	49,960	-	50,000
Common stock issued for royalty interest	400,000	40	49,960	-	50,000
Comprehensive income (loss)
Loss for the year	-	-	-	(4,465)	(4,465)

Balance, July 31, 2001	19,600,000	1,960	102,740	(9,203)	95,497

Return to treasury	(9,000,000)	(900)	900	-	-
Comprehensive income (loss)
Loss for the year	-	-	-	(61,052)	(61,052)

Balance, July 31, 2002	10,600,000	1,060	103,640	(70,255)	34,445

Comprehensive income (loss)
Loss for the year	-	-	-	(5,956)	(5,956)

Balance, July 31, 2003	10,600,000	1,060	103,640	(76,211)	28,489

Comprehensive income (loss)
Loss for the period	-	-	-	(22,124)	(22,124)

Balance, October 31, 2003	10,600,000	$1,060	$103,640	$(98,335)	$6,365

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
	Cumulative
	from
	October 29	Three	Three
	1999	Months	Months
(inception) to		Ended	Ended
	October 31	October 31	October 31
	2003	2003	2002

General and administrative expenses
Consulting	$31,517	$20,000	$-
Filing and transfer agent	5,816	210	372
Office and miscellaneous	3,528	557	42
Professional fee	23,801	4,057	1,250
Write-down of royalty interest	49,999	-	-

Loss before other item	114,661	24,824	1,664

Other item
Royalty income	16,326	2,700	2,563

Income (loss) for the period	$(98,335)	$(22,124)	$899

Loss per share
- basic and diluted		$(0.00)	$0.00

Weighted average number of
common shares outstanding
- basic and diluted		10,600,000	10,600,000

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
	Cumulative
	from
	October 29	Three	Three
	1999	Months	Months
	(inception) to	Ended	Ended
	October 31	October 31	October 31
	2003	2003	2002

Cash flows from (used in) operating activities
Income (loss) for the period	$(98,335)	$(22,124)	$899
Common stock issued for services	2,250	-	-
Write-down of royalty interest	49,999	-	-
Changes in assets and liabilities:
- Increase in royalty income receivable	(10,109)	(2,700)	282
- Increase (decrease) in accounts
payable and accrued liabilities	5,307	4,057	1,250

Net cash from (used in) operating activities	(50,888)	(20,767)	2,431

Cash flows from financing activities
Issuance of common stock for cash	52,450	-	-

Net cash from financing activities	52,450	-	-

Increase (decrease) in cash
and cash equivalents	1,562	(20,767)	2,431

Cash and cash equivalents,
beginning of period	-	22,329	33,627

Cash and cash equivalents, end of period	$1,562	$1,562	$36,058

Supplemental disclosure of non-cash
investing and operating activities:
Common shares issued for services	$2,250	$-	$-
Common shares issued for royalty interest	$50,000	$-	$-

The accompanying notes are an integral part of these financial statements.

LIONS GATE INVESTMENT LIMITED

(A development stage company)

Notes to Financial Statements October 31, 2003

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

1.     Incorporation and Continuance of Operations

The Company was incorporated on October 29, 1999 under the laws of the State of Nevada. The Company is in the business of earning royalty income from oil and gas properties. The Company has not derived significant royalty income to date. The Company is considered a development stage company as defined in SFAS No. 7. The Company has an office in Alberta, Canada.

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

2.    Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2003. The results of operations for the three months ended October 31, 2003 are necessarily indicative of the results that may be expected for the fiscal year.

LIONS GATE INVESTMENT LIMITED

(A development stage company)

Notes to Financial Statements October 31, 2003

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

3.  Significant Accounting Policies

(a)	Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(b)	Advertising Expenses The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the three months ended October 31, 2003.
(c)	Royalty Income Royalty income is recorded in the period earned.
(d)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)	Foreign Currency Transactions

The Company operates outside of United States of America and maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

LIONS GATE INVESTMENT LIMITED

(A development stage company)

Notes to Financial Statements October 31, 2003

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

3. Significant Accounting Policies (continued)

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

The carrying value of cash, royalty receivable and accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollar.

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

The Company did not grant any stock options during the three months ended October 31, 2003.

LIONS GATE INVESTMENT LIMITED

(A development stage company)

Notes to Financial Statements October 31, 2003

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

3. Significant Accounting Policies (continued)

(i)	Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the three months ended October 31, 2003.

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

4.    Royalty Interest

	2003	2002
Royalty interest	$50,000	$50,000
Less: impairment provision	(49,999)	(49,999)
	$1	$1

In 2001, the Company acquired a 2% gross overriding royalty interest over certain petroleum producing lands in the province of Alberta, Canada, known as Edgerton "27", located at TWP 42, RGE 3, W4M, Section 27, from an individual, who was subsequently appointed as the president of the Company, at a cost of $50,000. In 2002, management of the Company determined there to be an impairment of the royalty interest and, as a result, reduced the carrying value to $1. The royalty income receivable as at October 31, 2003 was due from this related party.

LIONS GATE INVESTMENT LIMITED

(A development stage company)

Notes to Financial Statements October 31, 2003

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

5.      Related Party Transaction

        During the period, the Company paid $20,000 in consulting fees to a company controlled by a director of the Company.

Item 2 - Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes included elsewhere in this quarterly report for the three months ended October 31, 2003.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Geophysical Data Audit

We commenced the initial stage of our business plan in June, 2001.  We have examined suitable trade geophysical data available in the immediate vicinity of our current royalty interest.  Our examination of trade data brokers' inventory has determined the geographic location, age and parameters of existing data with a view to acquiring and re-processing suitable data.  The activity of data acquisition involved our company reviewing currently available seismic data for quality and technical merit.  This data is recorded digitally and can be manipulated through the application of various filters and processes which clarify the data from extraneous seismic noise.  This constitutes reprocessing seismic data.  This activity is conducted by geophysicists with specialized training.

The estimated costs of this initial program are:

Data Acquisition - 20 kilometers (12.5 miles) @ $260 per kilometer:

$5,200

Re-processing - @ $194 per kilometer:

$3,880

Consultant - Identification and monitoring reprocessing

  @ $325 per day for 10 days:

$  3,250

Total:

$12,330

Geophysical Acquisition Programme

The initial geophysical audit programme may identify selected areas that require specific data acquisition to define drilling targets.  The programme may be structured as a geophysical farm-in with a drilling option or we may elect to acquire the data on open Crown Lands.  In the first case we will contract with property owners or the owners of hydrocarbon rights to allow us to acquire data in exchange for an option to drill on the subject lands if our geophysical data defines a prospective drilling target.  In the second case, we would acquire the proprietary data with a view to requesting the Province of Alberta to post the lands for public auction.  In either case we would secure the optimum drilling locations.  If our company pursues a geophysical farm-in, it means that we have negotiated the rights to petroleum and natural gas lands by acquiring geophysical data over lands currently owned by a third party.  The negotiations involve offering the third party the acquired geophysical data at no cost in return for the exclusive right to drill a well on the petroleum and natural gas lands in order to earn a portion of the petroleum and natural gas rights.  If petroleum and natural gas rights over certain lands have not been leased by the government to oil and gas companies, those lands are considered to be open lands.  In this case, there are no parties to negotiate farm-ins with as the petroleum and natural gas rights over open lands are available only through government run auctions.

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

$1,296,000

Total:

$1,708,800

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain statements in this section and elsewhere in this quarterly report on Form 10-QSB are forward-looking in nature and relate to our plans, objectives, estimates and goals.  Words such as "expects," "anticipates," "intends," "plans," "projects," "forecasts," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995 and speak only as of the date of this report.  The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution.  Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under "business -- additional factors that may affect our business and future results" in our most recent annual report on Form 10-KSB and under "risk factors".  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

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

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

99.1

Section 302 - Certification of Disclosure by the Company's Chief Executive Officer

99.2

Section 302 - Certification of Disclosure by the Company's Chief Financial Officer

99.3

Section 906 Certification

(b)

Reports on Form 8-K

The Company filed a Form 8K/A on September 11, 2003 with respect to the change of auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE INVESTMENT LIMITED

Dated:  December 4, 2003

Per:

/s/Keith Ebert

Keith Ebert,

C.F.O., Secretary and Director