Form 10KSB
period 2003-12-31
LIONS GATE INVESTMENT LTD
filed 2004-02-18
CIK 1111697

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ________ to ___________

                          Commission File No.: 0-32523

                        DOBI MEDICAL INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


              DELAWARE                                   98-0222710
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


          1200 MACARTHUR BLVD.
                 MAHWAH, NJ                                     07430
   ---------------------------------------                ------------------
   (Address of principal executive offices)                   (Zip Code)

                                 (201) 760-6464
                           ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share
                             ______________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its fiscal year ended December 31, 2003 were $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $116,367,000, based on the closing price of $3.10 per share on February 18, 2004, as quoted by the OTC Bulletin Board.

As of February 18, 2004, 37,537,712 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____  No [X].
                             ______________________

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                        DOBI MEDICAL INTERNATIONAL, INC.

                         2003 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                          PAGE

                                     PART I

ITEM 1.   DESCRIPTION OF  BUSINESS                                           1

ITEM 2.   DESCRIPTION  OF  PROPERTY                                          4

ITEM 3.   LEGAL PROCEEDINGS                                                  4

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                4

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           5

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          11

ITEM 7.   FINANCIAL STATEMENTS                                               14

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                14

ITEM 8A.CONTROLS AND PROCEDURES                                              14

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT         15

ITEM 10.  EXECUTIVE COMPENSATION                                             18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         20

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     21

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   23

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             24

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Our company, DOBI Medical International, Inc., together with our wholly-owned subsidiary, DOBI Medical Systems, Inc., is an advanced medical technology imaging development stage company engaged in the business of developing and commercializing a new, non-invasive, gentle and inexpensive means for the improved diagnosis of cancer and other diseases through the detection of vascular changes (known as "angiogenesis") associated specifically with malignant tumors. From inception through December 31, 2003 the Company has incurred $6,900,000 in research and development expenses.

ORGANIZATIONAL HISTORY

         We recently completed a reverse merger transaction on December 9, 2003 with Lions Gate Investment Limited, a Nevada corporation formed on October 29, 1999. Until the merger, Lions Gate engaged in oil and gas exploration activities, which Lions Gate discontinued following the merger and succeeded to the business of DOBI Medical Systems. The directors and management of DOBI Medical Systems thereupon became the directors and management of Lions Gate. For a more complete description of the reverse merger transaction and accompanying private placement in which we received $5.5 million in gross proceeds, see our Current Report on Form 8-K, dated December 9, 2003 and filed with the Securities and Exchange Commission (SEC) on December 19, 2003.

         On January 30, 2004 we changed our name to DOBI Medical International, Inc. and changed our state of incorporation to Delaware pursuant to an Agreement and Plan of Merger, dated as of January 29, 2004, between Lions Gate and DOBI Medical International. This transaction had been approved by the holders of approximately 51% of the outstanding common stock of Lions Gate by written consent in lieu of a special meeting of the shareholders of Lions Gate, all as more fully described in Lions Gate's Definitive Information Statement on
Schedule 14C, which was filed with the SEC on January 9, 2004. DOBI Medical Systems continues as a wholly-owned, operating subsidiary of DOBI Medical International, Inc.

         DOBI Medical Systems was formed, initially as a limited liability company, in Delaware on October 26, 1999. In December 1999, we acquired substantially all the assets of Dynamics Imaging, Inc., including a number of patents and trade secrets that form the basis for our current proprietary technology position.

         Since our future business will be that of DOBI Medical only, and the former DOBI Medical Systems stockholders control the merged companies, the information in this Annual Report will be that of DOBI Medical as if DOBI Medical Systems had been the registrant for all the periods presented in this report. The Management's Discussion and Analysis or Plan of Operation presented in Item 6 and audited consolidated financial statements presented in Item 7 of this report are also those of DOBI Medical Systems, as these provide the most relevant information for us on a continuing basis.

                               BUSINESS OPERATIONS

THE COMFORTSCAN(TM) SYSTEM

         The first application of our technology is the ComfortScan(TM) system, an adjunct to mammography and physical exam. The ComfortScan system is a non-invasive, non-ionizing medical imaging device designed to assist physicians in the detection of breast cancer at the earliest stages of tumor development by focusing on dynamic functional, physiological imaging (i.e., what is occurring within the tissue in near real-time), rather than a singular morphological image (i.e., a static anatomical snapshot showing anatomical details at a single point in time), such as those created by mammography. Our ComfortScan system depicts dynamic flow, increased blood volume levels and depleted oxygen levels that are unique characteristics of malignancies. ComfortScan has been designed and is being tested to show that it provides high levels of specificity in detecting benign lesions within the breast, thus (i) reducing the number of false positives generated by current techniques, and (ii) potentially reducing the high number of breast biopsies or other downstream testing now being performed. These unprecedented images provide the physician with new, physiologic information which may be associated with cancer development.

GOVERNMENT APPROVALS

         We are in the process of seeking final U.S. Food and Drug Administration Premarket Approval ("PMA") of our ComfortScan system. We have successfully completed four of the five required steps in the PMA process. A clinical test of approximately 1,200 patients involving 180 malignancies is planned to complete the fifth module of our PMA, which is expected to take approximately six to nine months to complete after it begins. Module 5 is expected to be submitted to the FDA by mid-2005 with FDA review expected to take approximately six months. If the FDA determines within this anticipated time period that the submission meets the regulatory and statutory requirements, FDA approval to market the device as an adjunct to mammography in the United States could issue in the fourth quarter of 2005. We anticipate that future advances to our ComfortScan technology may expand the device's intended use to include breast cancer screening and other diagnostic and treatment applications for which FDA approval would be sought at that time.

MARKETING AND SALES

         We plan to market our ComfortScan system in the United States through a combination of dedicated, internal sales and marketing resources and distribution agreements with major medical device distribution companies. We will continue to aggressively seek distribution alliances in international markets. We have entered into distribution agreements in select countries in Latin America, Europe and the Asia-Pacific regions. We expect to begin shipping our ComfortScan system to select international markets pursuant to FDA export regulations in the second quarter of 2004 under our CE Marking where FDA or similar governmental approval is not required. Our CE Marking and ISO 9001:2000 certification expired by their terms in December 2003, and we are in the process of recertification, which we expect to receive in the second quarter of 2004. These and other certifications are necessary in order to commence international sales.

         We plan to execute a marketing plan to enhance awareness abroad and lay the groundwork for product introduction in the United States after final FDA approval. We expect to roll out a full-scale, multi-faceted market awareness campaign to the following groups:

         o scientists who are thought leaders in angiogenesis, breast cancer and radiology;

         o    physicians such as oncologists and obstetricians-gynecologists;

         o    third-party payers; and

         o    service providers such as radiology practices.

         We intend to target these groups through presentations at scientific seminars, physician education programs, targeted sales efforts, direct marketing and print and other media campaigns.

REIMBURSEMENT STRATEGY

         In the United States and some international markets, healthcare providers that purchase medical equipment, such as the ComfortScan system, often rely on government and private third-party payers to reimburse much of the cost of the procedures for which the products are used. Therefore, decisions by third-party payers concerning reimbursement for use of our products are likely to affect the attractiveness of our products compared with those of our competitors. We plan to educate these third-party payers about the ComfortScan system so that they will "cover" (i.e., reimburse) procedures that use the device. In seeking coverage, we intend to retain experts in the area of coverage of new technologies to develop a strategy for demonstrating to the third-party payers, including Medicare, state Medicaid agencies and private health insurers of all types, that coverage of the ComfortScan system is cost-justified and its significant benefits outweigh its comparatively marginal costs. We believe third-party payers could encourage usage of the ComfortScan system as an accurate, low-cost procedure that will substantially reduce the number of benign biopsies and other testing, resulting in lower healthcare costs while improving overall patient care.

         We intend to implement the following strategy to gain coverage of the ComfortScan procedure:

         o obtain a Current Procedural Terminology, or CPT, code by building on existing adjunctive diagnostic codes;

         o collaborate with key healthcare administrators and private payer organizations that will benefit from the cost effectiveness of the ComfortScan system;

         o retain a dedicated reimbursement specialist with expert knowledge of the federal, state and private payer reimbursement processes;

         o establish a business advisory council composed of highly respected business and healthcare executives to work with us and various women's and professional organizations, and

         o    conduct further testing in locations where it may be needed.

         We will enhance our relationships with a variety of important women's health and breast cancer awareness groups around the nation and plan to actively educate those who can financially benefit from the use of our ComfortScan system such as health insurers, HMOs, managed care companies and physicians. We will enhance and expand our relationships with leading physicians at prestigious cancer institutions worldwide. We have already formed key collaborations with physicians at the Cancer Institute of New Jersey, Columbia Presbyterian Medical Center, Hackensack University Medical Center and Massachusetts General Hospital, among others. We also have in place affiliations with leading scientific research centers, such as the Scripps Research Institute in La Jolla, California and the Angiogenesis Foundation in Boston, Massachusetts. Our Medical Advisory Board is composed of well respected and recognized physicians in radiology, oncology and angiogenesis. We have augmented these efforts with our attendance and participation over the past several years at various medical imaging conferences such as the Annual Meeting of the Radiological Society of North America, the American Association for Cancer Research meeting and the American Society for Clinical Oncology meeting.

COMPETITION

         We have developed, and continue to develop, a new diagnostic technology based on angiogenesis. We are not aware of a similar breast imaging product in the marketplace, but we are aware of several breast imaging products under development utilizing diagnostic x-ray, magnetic resonance imaging, optical imaging, laser, thermal imaging, ultrasound and other technologies. We believe that all of these other products under development are more expensive and more time consuming than our non-invasive, dynamic functional technology that uses high intensity light-emitting diodes and gentle external pressure to highlight areas of vascular development common to malignant tumors in the breast. The market for breast cancer detection equipment is extremely competitive, with both large, international diversified manufacturers, including Siemens, Toshiba, GE Medical Systems, Kodak, Fisher Imaging, Phillips, Imaging Diagnostic Systems, Inc., Hologic/Lorad, Advanced Research Technologies, Inc. and smaller firms developing new technologies. These companies, although competitors, may also be possible strategic partners for us. We believe established manufacturers of mammography equipment are seeking to improve their competitive advantage and the efficacy of their technology by providing complementary imaging tools, such as our ComfortScan system, together with, or embedded in, their existing equipment.

INTELLECTUAL PROPERTY

         We own nine issued U.S. patents, five international patents and two pending foreign patent applications covering a broad range of closely-related technologies. These include, among others:

         o optical investigation of physiological components in the human body, methods for optical and acoustic diagnosis of internal organs, multimodal imaging capability; and

         o    the soft breast holder mechanism.

         We expect to file additional patent applications domestically and internationally as we continue to improve our existing technology, develop new releases and make advances to our ComfortScan system.

EMPLOYEES

         As of February 18, 2004, we have 17 full-time employees and one part-time employee. We have experienced good employee relations and are not and never have been a party to a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

         We occupy approximately 5,100 square feet of leased office space at 1200 MacArthur Blvd., Mahwah, New Jersey 07430 on a month by month basis. We are seeking to lease additional office and light assembly space to accommodate our expanding operations. We are actively considering several sites in Northern New Jersey including additional space in our current building, but no new site has yet been selected. We do not own or lease any other properties.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The holders of a majority of our outstanding common stock executed a written consent dated December 10, 2003 in favor of the actions described below and that are described in greater detail in the definitive Information Statement on Schedule 14C filed on January 9, 2004. A copy of that Information Statement was mailed to all shareholders of record commencing on January 9, 2004. This consent satisfied the stockholder approval requirement for the proposed actions and allowed us to take the following actions effective on January 30, 2004:

         1. We changed our corporate name from Lions Gate Investment Limited to DOBI Medical International, Inc.

         2. We reincorporated Lions Gate Investment Limited in Delaware by a merger of Lions Gate with and into a newly-formed Delaware subsidiary, known as "DOBI Medical International, Inc.," which resulted in:

         o a change of domicile of Lions Gate from the state of Nevada to the state of Delaware, which means that the surviving corporation is now governed by the state of Delaware;

         o the change of our corporate name from Lions Gate Investment Limited to DOBI Medical International, Inc.;

         o the right of our shareholders to receive one share of common stock of DOBI Medical International for each share of common stock of Lions Gate owned by the shareholder as of the record date of the reincorporation;

         o the persons serving presently as executive officers and directors of Lions Gate to serve in their same respective positions in DOBI Medical International after the reincorporation;

         o the number of shares of common stock being increased from the 100,000,000 shares of common stock, par value $.0001 per share, authorized under Lions Gate's articles of incorporation, to 150,000,000 shares of capital stock, divided into 140,000,000 shares of common stock, par value $.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share, authorized under our new certificate of incorporation;

         o Lions Gate's By-laws becoming the By-laws of the DOBI Medical International; and

         o our fiscal year end being changed from July 31 to December 31 of each year.

         3. We amended our By-laws to increase the maximum size of our board of directors to nine from five, and to fix the current number of directors at six;

         4. We ratified the adoption of the 2000 Stock Incentive Plan of DOBI Medical Systems, which we assumed in connection with the reverse merger transaction completed on December 9, 2003, as well as an amendment to that plan increasing the number of shares of common stock available for issuance under the plan to 5,630,000 shares; and

         5. We ratified the appointment of Marcum & Kliegman LLP, New York, New York as our new certifying public accountants for the fiscal year ended December 31, 2003.

         For a more complete summary of our reincorporation and corporate name change, see our Current Report on Form 8-K dated January 30, 2004 and filed with the SEC on February 2, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our shares of common stock are quoted and listed for trading on the OTC Bulletin Board under symbol "DBMI.OB." We have applied for listing on the American Stock Exchange, but cannot be certain that we will receive approval.

         The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

Year Ended December 31, 2003:                       High          Low

First Quarter                                       $.10         $.00
Second Quarter                                       .05          .02
Third Quarter                                        .20          .05
Fourth Quarter (October 1 to December 8)             .85          .20
Fourth Quarter (December 9 to December 31)          3.90         1.25

         Fourth quarter market information is divided at December 9, 2003, the closing date of our reverse merger transaction. Trading in our shares began in January 2003, at which time it related only to Lions Gate.

         These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         As of February 18, 2004, there were approximately 270 holders of record of our common stock.

DIVIDEND POLICY

         We do not expect to pay a dividend on our common stock in the foreseeable future. Prior to our reverse merger transaction, DOBI Medical Systems paid dividends pursuant to its class A preferred stock over the last two fiscal years pursuant to the terms of its certificate of incorporation then in effect. Following the merger, all the class A preferred stock was converted into shares of our common stock. The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

EQUITY COMPENSATION PLAN INFORMATION

         The 2000 Stock Incentive Plan, as amended December 10, 2003, was approved by a written consent of a majority of our outstanding common stock. See
Item 4 above. In connection with our reverse merger transaction, Lions Gate adopted and assumed all of DOBI Medical System's obligations under its 2000 Stock Incentive Plan and increased the number of shares issuable under stock option grants to 5,630,000 shares. As of February 18, 2004, there are outstanding stock options to purchase 3,307,250 shares of our common stock.

         The following table provides information as of December 31, 2003 with respect to the shares of common stock that may be issued under DOBI Medical's existing equity compensation plan.


                      EQUITY COMPENSATION PLAN INFORMATION

                                Number of shares of         Weighted-average         Number of securities
                                common stock to be          exercise price of       remaining available for
                              issued upon exercise of     outstanding options,       future issuance under
                               outstanding options,        warrants and rights        equity compensation
                                warrants and rights                                    plans (excluding
                                                                                    securities reflected in
                                                                                          column (a))
       Plan category                    (a)                        (b)                        (c)
-----------------------------------------------------------------------------------------------------------
 Equity compensation plans           2,862,250                    $1.46                    2,767,750
   approved by security
          holders
-----------------------------------------------------------------------------------------------------------
 Equity compensation plans              --                         --                         --
 not approved by security
          holders
-----------------------------------------------------------------------------------------------------------
           Total                     2,862,250                    $1.46                    2,767,750
-----------------------------------------------------------------------------------------------------------


           FACTORS THAT MAY AFFECT THE FUTURE RESULTS OF OUR BUSINESS

     SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS. As discussed in Item 6 of this Annual Report, "Cautionary Statement Pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," certain statements in "Management's Discussion and Analysis or Plan of Operation" below, and elsewhere in this Annual Report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this Annual Report, and in other reports filed by us with the SEC.

         WE ARE A DEVELOPMENT-STAGE COMPANY WITH NO REVENUE TO DATE AND ARE DEPENDENT ON A SINGLE PRODUCT. We currently offer only one product, the ComfortScan system, and anticipate that this product will account for substantially all of our revenues, if any, for the foreseeable future. For the fiscal year ended December 31, 2003, we incurred a net loss of $5,151,403 and, as of December 31, 2003, had an accumulated deficit of $16,740,524 and stockholders' equity of $2,487,217.

         OUR INDEPENDENT PUBLIC ACCOUNTANTS INCLUDED A "GOING CONCERN" EXPLANATORY PARAGRAPH IN EACH OF ITS AUDIT REPORTS FOR THE LAST FOUR YEARS. We are a development-stage enterprise with no revenues and as such a "going concern" explanatory paragraph was included by our independent public accountants for the year ended December 31, 2003, and previously by DOBI Medical Systems in each of its audit reports for the last three years, as a result of the risk surrounding its ability to continue in existence because it is a development-stage company and as such has no revenues and has suffered recurring losses and negative cash flows from operations. These conditions raised substantial doubt about our ability to continue as a going concern.

         WE WILL FACE SUBSTANTIAL FUTURE CAPITAL REQUIREMENTS, WHICH WE MAY NOT BE ABLE TO SATISFY, AND SUCH A SCENARIO MAY CAUSE US TO DELAY, CURTAIL OR CEASE OUR BUSINESS PLAN. The amount that we raised in the private placement is not adequate to complete development and commercialization of our ComfortScan system and we may be unable to obtain future capital on satisfactory terms or in a timely fashion. We will be required to commit substantial resources to conduct the research and development, clinical studies and regulatory activities necessary to bring potential medical device products to market. There can be no assurance that our current cash and cash equivalents, including the proceeds of the private placement, will be sufficient to fund our operations through completion of FDA clinical trials or until profitability. Therefore, we are seeking additional funding through public or private debt or equity financings. Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on our ability to pay dividends on our capital stock or the manner in which we conduct our business. We currently have no commitments for any additional financings, and there can be no assurance that any such financings, if needed, will be available to us or that adequate funds for our operations, whether from our revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to us. The inability to obtain sufficient funds may require us to delay, scale back, or eliminate some or all of our research and product development and manufacturing programs, clinical trials and studies and/or regulatory activities, or may cause us to cease our operations.

         THE COMMERCIALIZATION OF THE COMFORTSCAN SYSTEM IS DEPENDENT ON FDA APPROVAL. We cannot sell the ComfortScan system in the United States and some markets internationally without FDA approval of the ComfortScan system. It is anticipated that clinical testing for the Company's fifth and final FDA premarket approval will commence in May 2004, and that final FDA approval for the ComfortScan system will be in the final calendar quarter of 2005. However, there can be no assurance that we will meet these timeframes or that FDA approval of the ComfortScan system will be received or, if received, that it will be received within a timeframe that we require to continue operations. If we or the FDA fail to meet these timeframes, we will either seek additional funds or discontinue operations. In addition, the FDA enforces its quality system regulations through pre-approval and post-approval inspections. If we are unable to conform to these regulations, the FDA could suspend or terminate our clinical trials. The FDA also retains jurisdiction over a company's post-approval market surveillance and medical device reporting, and if it found our quality standards or the ComfortScan system deficient, the FDA could suspend or withdraw its pre-market approval.

         WHILE ATTEMPTING TO OBTAIN FDA APPROVAL, WE WILL BE RELYING ON SALES TO CERTAIN INTERNATIONAL MARKETS WHERE FDA APPROVAL IS NOT REQUIRED. The ComfortScan system has not received FDA approval, and thus we cannot sell the ComfortScan system in the United States and in some markets internationally without FDA approval, of which there can be no assurance. Unless and until we receive FDA approval, we will be wholly dependent on international sales of our ComfortScan system to those markets where FDA approval is not required. Such dependence will expose us to foreign and political risks, including the burden of complying with a variety of quality assurance and other foreign regulatory requirements as well as currency exchange rate fluctuations, any of which could result in lower sales or profits. International sales are an important aspect of our growth strategy. The time required to obtain approval for sale internationally may be longer or shorter country by country than that required for FDA approval, and each country's requirements may differ. To date, we have limited experience in the international markets. Among other requirements, we will need to continue to enter into additional distribution partnerships in international markets and further develop our independent distribution network outside the United States. Further, our CE Marking and ISO 9001:2000 certification expired in December, 2003, and while we are in the process of becoming recertified, there is no assurance that we will be. There is no assurance that we will be able to successfully penetrate markets outside the United States. Our reliance on international sales will expose us to related risks and uncertainties, including:

         o Maintaining an appropriate quality system so as to be recertified an ISO 9001:2000, become ISO 13485:2003 certified, be recertified to receive the European Union's "CE Marking," and to insure compliance with FDA requirement in order to export outside the US, all of which we must have in order to sell our products in the European Union;
         o Our ability to comply with differing foreign and domestic regulatory requirements;
         o    Trade restrictions and changes in tariffs;
         o    Import and export license requirements and restrictions;
         o    Dependence on independent distribution partners;
         o    Difficulties in staffing and managing international operations;
         o Difficulties in collecting receivables and longer collection periods; and
         o    Fluctuations in currency exchange rates.

         The primary regulatory environment in Europe is that of the European Union, which currently consists of 15 member countries encompassing most of the major countries in Europe, with an additional 10 countries invited to become members on May 1, 2004. The European Union has adopted numerous directives and standards regulating the design, manufacturing, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear a CE Marking, indicating that the device conforms to the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout the European Union. In April 2000, we received authorization to affix the CE Marking to the ComfortScan system. This authorization expired by its terms in December 2003, and its renewal will be subject to a comprehensive inspection of our facilities, and good manufacturing and quality control standards of the ComfortScan system. In addition, in order to obtain an export license from the FDA, we may also be required to pass similar inspections. If we should fail any such inspection, we would lose our CE Marking and the right to market and sell our ComfortScan system in European Union countries, as well as in those other countries where exportation of an unapproved medical device is permitted under FDA regulations.

         If any of these risks materialize, our international sales could suffer, which could have a material adverse effect upon our revenues and business. Assuming adequate financing in the first quarter of 2004, we estimate that we would begin shipping production units of the ComfortScan System in certain international markets in third calendar quarter of 2004, that the performance milestones required to be satisfied prior to the closing of the second tranche of the private placement could be achieved by the end of the third calendar quarter of 2004, and that final FDA approval of the ComfortScan system as an adjunct to mammography could be obtained by the final calendar quarter of 2005, with US sales and expanded international sales commencing the first quarter of 2006.

         WE ARE DEPENDENT ON THIRD-PARTY PROVIDERS AND CONSULTANTS. We rely on a number of third-party clinical consultants and medical institutions to advance our clinical and FDA approval processes. We will also rely on third-party manufacturers and parts suppliers to complete assembly of the ComfortScan system if and when it is ready for commercialization and may rely on independent sales organizations to market these systems, particularly internationally. Such independent sales organizations handle other products and services, many of which may be in competition with our products and which may be of greater significance to them than our products. Should we be unable to enter into satisfactory arrangements with these parties or in the event of the failure of any third-party manufacturer, supplier, consultant, researcher or other provider to timely perform their obligations or commitments, our timetable toward FDA approval could be delayed or the sales and marketing of the ComfortScan system could be hindered if and when we commence commercial marketing of the ComfortScan system.

         EXISTING OR NEW COMPETITORS MAY DEVELOP COMPETING OR SUPERIOR DIAGNOSTIC TECHNOLOGIES. We are not aware of a similar breast imaging product in the marketplace, but we are aware of several breast imaging products under development utilizing lasers, which are more expensive and more time consuming than our technology. The market for breast cancer detection equipment is extremely competitive, with both large, international diversified manufacturers, including Fisher Imaging, Siemens, Toshiba, GE Medical Systems, Phillips, Imaging Diagnostic Systems, Inc., Hologic/Lorad, Scantek, Inc., Advanced Research Technologies, Inc. and smaller firms developing new technologies. The large manufacturers have the capital, technology, personnel and marketing strength to support their existing products and develop new products to meet the market's needs for safer, more effective, and more affordable breast cancer detection systems. We also face competition from smaller firms, which are developing new imaging and other diagnostic technologies, and many of these smaller competitors may have significant financial, technical, and marketing resources to develop products, pursue clinical trials and FDA approval and market new products, or may be acquired by the larger manufacturers. There is no assurance that competing diagnostic technologies will not emerge that may be superior and/or cheaper than ours, or that similar technologies which may render the ComfortScan system obsolete or uncompetitive and prevent us from achieving or sustaining profitable operations.

         OUR PATENT PORTFOLIO AND TRADE SECRETS DO NOT ASSURE THAT COMPETITORS OR OTHERS CANNOT DEVELOP TECHNOLOGIES SIMILAR OR SUPERIOR TO THE COMFORTSCAN SYSTEM. We have compiled trade secrets and a patent portfolio in the United States and Europe, have an allowed patent in Canada, and have several patent applications pending. We believe our trade secrets and patent position are extensive enough to protect against unwarranted duplication of our technology by competitors. As we develop and commercialize our products, others may attempt to discover our trade secrets or challenge our patents. However, these trade secrets and patents have not been tested in court. The cost of such defense may exceed our financial resources, and there can be no assurance that we would prevail in any trade secret or patent litigation. Further, there can be no assurance that our dynamic functional imaging technology cannot be modified by others to circumvent our patents or reverse engineer our devices or that competitors will not develop competitive or superior technologies without knowledge of our trade secrets or without infringing our patents. While we generally obtain confidentiality agreements before disclosing proprietary, non-public information to third parties, such agreements have not been tested in court, and may be difficult to enforce in certain domestic and foreign jurisdictions.

         HMOS, HEALTH INSURERS, MANAGED CARE PROVIDERS AND OTHER THIRD-PARTY PAYERS ARE LARGELY UNFAMILIAR WITH THE COMFORTSCAN SYSTEM. A major portion of all medical care is paid for by third-party payers, (i.e., HMOs, health insurers, managed care providers, Medicare and Medicaid, and their equivalent organizations in jurisdictions outside the United States), rather than by patients directly. In order to achieve our sales targets in the jurisdictions in which we intends to sell the ComfortScan system, we must educate these third-party payers and otherwise market the ComfortScan system to the third-party payers and must establish the ComfortScan system as a recognized adjunctive diagnostic imaging procedure for which the third-party payers will pay a reasonable fee. There can be no assurance that these efforts will be successful.

         ONCOLOGISTS, GYNECOLOGISTS, RADIOLOGISTS, OTHER PHYSICIANS AND SURGEONS AND THEIR TECHNICAL ASSISTANTS ARE ALSO LARGELY UNFAMILIAR WITH THE COMFORTSCAN SYSTEM. Because the ComfortScan diagnostic breast imaging system is a new system, no oncologists, radiologists or other healthcare professionals have been trained in the use of the ComfortScan system as an adjunctive diagnostic tool (other than those performing clinical tests). We will therefore have to spend considerable amounts of time and money to educate and train these professionals in the use of the ComfortScan system. There can be no assurance that we will be able to convince sufficient numbers of professionals to devote the necessary time to learning this new adjunctive diagnostic tool and to accept the results of this diagnostic tool over the more familiar diagnostic procedures, such as biopsies.

         WE MAY BE SUED FOR PRODUCT LIABILITY IN THE FUTURE, WHICH MAY EXCEED OUR INSURANCE LIMITS. We may be held liable if any product we develop in the future, or any product which is made with the use of any of our technologies, causes injury or is found otherwise defective during product testing, manufacturing, marketing or sale. Although we have product liability insurance, we may not have insurance coverage sufficient in amount and scope against potential liabilities or the claims may be excluded from coverage under the terms of the policy. Further, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost, which could prevent or inhibit the commercialization of our products or technologies. If we are sued for any injury caused by its products or technology, its liability could exceed its total assets. Any claims against us, regardless of their merit or eventual outcome, could have a material adverse effect upon our business.

         PROPOSED HEALTH CARE REFORMS AND OTHER REGULATORY CHANGES COULD EFFECTIVELY PRECLUDE SOME OF OUR CUSTOMERS FROM USING THE COMFORTSCAN SYSTEM. Several states and the United States government are investigating a variety of alternatives to reform the health care delivery system. These reform efforts include proposals to limit and further reduce and control health care spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, these reforms could cause our healthcare providers to limit or not use the ComfortScan system. More generally, changes in any other laws, rules, regulations, procedures, or industry practices that impact upon the ComfortScan system could adversely affect the commercial viability of the ComfortScan system.

         WE MAY NOT EFFECTIVELY MANAGE FUTURE GROWTH. If we achieve rapid growth, particularly when we receive FDA approval for the ComfortScan system, it will place a significant strain on our financial, managerial, and operational resources. To achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Moreover, we will need to increase staffing and effectively train, motivate and manage our employees. Failure to manage growth effectively could harm our business, financial condition or results of operations.

         THE DEPARTURE OF OR FAILURE TO RECRUIT KEY PERSONNEL COULD HAVE A DETRIMENTAL EFFECT ON US. Our success is highly dependent on the retention of existing management and technical personnel, including Phillip C. Thomas, our Chief Executive Officer. At this stage in our development, the loss or unavailability of any member from the senior management team or technical staff could seriously impede our ability to complete the development of the ComfortScan system, to apply for and receive FDA approval of our products and to commence commercial marketing of the ComfortScan system. We also risk being unable to timely attract highly skilled, experienced and motivated employees necessary to execute our business strategy.

         THERE HAS PREVIOUSLY BEEN NO ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK, AND OUR STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH THEY PURCHASED THEIR SHARES, OR AT ALL. There has been no active public market for our common stock. An active public market for our common stock may not develop or be sustained. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as product liability claims or other litigation; the announcement of new products or product enhancements by us or our competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in our competitors' results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; and general market conditions and other factors, including factors unrelated to our own operating performance.

         The stock market in general has recently experienced extreme price and volume fluctuations. In particular, market prices of securities of medical device companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be worse if the trading volume of our common stock is low.

         Additional risks may exist since we became public through a "reverse merger" or "reverse public offering". Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of us in the future.

         OUR COMMON STOCK MAY BE CONSIDERED "A PENNY STOCK" AND BE DIFFICULT TO SELL. The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a "penny stock" according to rules of the SEC. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is currently traded on the OTC Bulletin Board, stockholders may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. While we have applied for approval to list our common stock on the American Stock Exchange, we cannot be certain that we will receive such approval.

         A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR SALE, AND THEIR SALE COULD DEPRESS THE MARKET PRICE OF OUR STOCK. Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to the planned registration in April 2004 of the sale of the shares issued in the private placement, and otherwise, the supply of our common stock will increase, which could decrease its price. After the closing of the second tranche of the private placement, we expect to have issued 12,750,000 shares of common stock in the private placement, including shares into which the warrants are exercisable. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years. Purchasers in the private placement, as well as other holders of "restricted" securities, have agreed not to sell, transfer or otherwise dispose of their shares of common stock for a period of time after the closing of the private placement.

         WE DO NOT CONTROL ALL OF THE CONDITIONS TO THE SECOND TRANCHE CLOSING, AND IF THOSE CONDITIONS ARE NOT SATISFIED ON A TIMELY BASIS, THE SECOND TRANCHE CLOSING MAY BE DELAYED OR MAY NOT OCCUR. The conditions to the second tranche closing include conditions that are not entirely within our control. If we are unable to satisfy these conditions on a timely basis, there is a risk that the second tranche closing may be delayed for a significant period of time or may not occur at all. If and to the extent that the second tranche closing is delayed or is not completed, the net proceeds received by us from the first tranche closing may be insufficient to satisfy all elements of our business plan. In this event, we will depend upon the availability of additional financing and/or cash flow to complete the implementation of our business plan. There can be no assurance that we will be successful in obtaining any additional financing on terms acceptable to us.

         OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OTHER STOCKHOLDERS. Our executive officers, directors and 10% stockholders control approximately 47.1% of our outstanding shares of common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

         WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE, AND THE LACK OF DIVIDENDS MAY HAVE A NEGATIVE EFFECT ON THE STOCK PRICE. We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

         CERTAIN EXISTING AND ALL FUTURE STOCKHOLDERS WILL SUFFER DILUTION IF WE SELL ADDITIONAL SHARES OF OUR COMMON STOCK OR SECURITIES CONVERTIBLE INTO OUR COMMON STOCK IN THE FUTURE. In connection with our reverse merger transaction, we granted to (i) investors in the private placement, (ii) security holders of DOBI Medical Systems, Inc. converting debt and preferred equity securities into common stock in the merger, and (iii) Lake Worth Ventures, Inc., a significant stockholder, with respect to 370,838 shares of common stock received in the merger in exchange for a like number of shares of DOBI Medical Systems, Inc. common stock purchased in December 2002, "weighted average" anti-dilution protection with respect to the common stock acquired by these stockholders in the private placement and merger. The anti-dilution provisions are triggered by a subsequent stock offering by us at a lower price per share than a protected price level ($1.00 per share) and take into account both the lower price and the number of shares issued at the lower price. The anti-dilution protection for the common stock issued in the private placement will expire upon the earlier of 18 months after the closing of the merger, or the completion of an additional $5.0 million equity financing by us. The anti-dilution provision would be triggered at the closing of a convertible debt or equity offering (before the expiration of the anti-dilution period), regardless of when the subsequent conversion takes place. Former holders of DOBI Medical Systems, Inc. common stock and future holders of our shares are not entitled to these anti-dilution protections and, as a result, may experience dilution of their ownership percentage if we sell securities in the future at a price less than $1.00 per share.

         WE ARE SUBJECT TO CRITICAL ACCOUNTING POLICIES, AND WE MAY INTERPRET OR IMPLEMENT REQUIRED POLICIES INCORRECTLY. We follow generally accepted accounting principles in the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and it makes them in accordance with its accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We are a developmental-stage company with no revenue. Our goal is to establish the ComfortScan(TM) system as the new standard of imaging-based diagnostic care in the United States and international medical community. The first steps in attaining this goal are to receive FDA approval for the ComfortScan system as a complement to mammography and establish the ComfortScan system as a recognized and widely utilized technology to aid physicians in the effective diagnosis of breast cancer. In that connection, we incur research and development expenses, general and administrative expenses, clinical expenses and sales and marketing expenses.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         Research and development expenses consist primarily of compensation, benefits and related expenses for personnel engaged in research and development activities, outside contract and consulting expenses, material and supplies, and personnel costs to produce prototype units and develop manufacturing processes, methods and templates.

         General and administrative expenses consist of compensation, benefits and related expenses for personnel engaged in general management, finance and administrative positions. They also include expenses for financial advisory, legal and accounting fees, medical and scientific advisory board expenses, insurance and other expenses.

         Clinical program expenses consist of compensation, benefits and related expenses for personnel engaged in clinical related activities. These expenses also include costs of developmental studies, consultants, and that portion of travel and general corporate expenses allocated to that department.

         Sales and marketing expenses consist of compensation, benefits and related expenses for personnel engaged in sales, marketing, and related business development activities. These expenses also include consultants, printing of promotional materials, trade shows and that portion of travel and general corporate expenses allocated to that department.

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carryforwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. The Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $2,000,000 is provided.

         As of December 31, 2003 the Company has approximately $5,000,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2023. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.

RESULTS OF OPERATIONS

COMPARISON OF 12 MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

         Research and development expenses increased approximately $222,000, or 24%, from $932,000 to approximately $1,154,000 for the twelve months ended December 31, 2003 compared to the prior year. This reflects an increase in funding available for building prototypes of the ComfortScan system for developmental testing and refining the engineering of the hardware and software and travel associated with onsite clinical sites overseas.

         General and administrative expenses increased approximately $367,000, or 33%, from $1,103,000 to approximately $1,470,000 for the twelve months ended December 31, 2003 compared to the prior year. This increase was mainly due to the additional cost associated with the addition of financial and legal personnel.

         Clinical program expenses increased approximately $250,000, to $300,000 for the twelve months ended December 31, 2003 compared to the prior year as funding became available to restart clinical programs in the US and Europe. These additional costs included site costs, personnel costs, and travel expenses.

         Sales and marketing expenses of approximately $420,000 for the twelve months ended December 31, 2003 reflect an increase of approximately $50,000, primarily in consulting costs and travel costs, compared to the prior year.

         Interest expense of approximately $1,808,000 for the twelve months ended December 31, 2003 was primarily related to DOBI Medical System's series 1 and series 2 convertible notes. Interest expense for the period included amortization of cash transaction costs for these instruments totaling approximately $662,000, transaction costs arising from the issuance of placement agent warrants totaling approximately $135,000 and accretion of discount arising from the valuation of warrants to purchase common stock issued with the series 1 and series 2 convertible notes totaling approximately $723,000. Of the remaining approximately $288,000 in interest expense accrued in 2003, approximately $215,000 was converted into common stock of the company.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception through the issuance of equity and debt securities, generating approximately $20,000,000 in gross proceeds to date, described chronologically as follows.

         During the year 2000, DOBI Medical Systems completed its first private placement of shares, issuing 3,170,069 common shares at an issuance price of $2.31 per share, generating gross proceeds of approximately $7,316,000. In 2001, DOBI Medical Systems completed a private placement of 2,211,491 units of its class A convertible preferred shares at an issuance price of $1.00 per lot (each lot consisting of one unit of class A convertible preferred shares and one warrant to purchase common shares), generating gross proceeds of approximately $2,211,000. In 2003, DOBI Medical Systems completed the sale of its series 1 convertible 8% notes and warrants in the amount of $3,373,000. Later in 2003, the Company completed the sale of its series 2 convertible 12% notes and warrants in the amount of $1,680,000.

         Also in 2003, DOBI Medical Systems merged into a publicly-listed company in which it was the surviving entity and simultaneously completed the first tranche of a two-tranche private placement in which we issued of 5,500,000 shares of common stock at a price of $1.00 per share and 2,750,000 in three-year warrants to purchase common stock at an exercise price of $1.54 per share, generating gross proceeds of $5,500,000. Gross proceeds from the second tranche are expected to be $3,000,000 The closing of the second tranche is conditioned on:

         o completion of at least 20 patient clinical test scans after the commencement of FDA Module 5;

         o shipment of at least 10 revenue-producing and production level ComfortScan systems; and

         o our loss from operations for the two complete fiscal quarters ended immediately following the closing of the merger, not exceeding approximately $3,400,000.

         In connection with the merger and the private placement, we incurred cash transaction costs totaling approximately $1,700,000.

         As of December 31, 2003, we had working capital of approximately $2,400,000. Net cash used in operating activities during the year totaled approximately $3,800,000, and capital expenditures totaled approximately $18,000.

         In order to achieve the above-mentioned milestones, it will be necessary to complete the product roll-out process, update our CE and FDA regulatory markings, invest in production-level tooling, establish a manufacturing facility compliant with good manufacturing practices, identify and finalize agreements with additional distributors, finalize the PMA protocol with the FDA, recruit and train additional PMA sites, and update training programs for technicians and users. We will hire an additional 15 employees by mid-year 2004 in order to expand our efforts in these areas, and our expenses will increase to approximately $1,400,000 per quarter. In addition, we will make investments in property and equipment of approximately $400,000. While we believe that we will achieve the milestones required by tranche 2 of the private placement by our fiscal third quarter, there can be no assurance that we will do so.

         We continue to explore various options to raise enough funds to complete the formal clinical testing related to the PMA, continue product enhancement, the establishment of international and domestic distribution networks, as well as the necessary support structure to meet customer requirements. The Company has yet to generate cash flow from operations, and until the sales of our product begin, we are totally dependent upon debt and equity funding from outside investors.

         In that connection, a placement agent has undertaken to use its best efforts to privately place an additional $5.0 million to $10.0 million in our securities in a PIPE (private-investment, public-equity) transaction by March 31, 2004, and we have granted this placement agent the exclusive right to do so for seven months after the closing of the reverse merger. The placement agent's undertaking to manage the transaction and act as lead placement agent is subject to several factors, including market conditions and no adverse change in our business and prospects. In the event that we are unable to obtain equity or debt financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements contained in the "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Annual Report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present our current expectations and current assumptions or forecasts regarding future events. While these statements reflect of current judgment, they are subject to risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. In particular, these include statements relating to: our ability to timely secure additional financing; our ability to successfully develop, manufacture and commercialize our ComfortScan system, our ability to develop international and domestic dealer networks; our ability to obtain our CE Marking, ISO 9001 certification, FDA export license, and final FDA approval of our ComfortScan system as a adjunct to mammography; our ability to compete effectively on price and support services; our ability to obtain third party reimbursement for our product; our ability to increase revenues; and our ability to meet expectations regarding future capital needs and the availability of credit and other financing sources. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to perceived market opportunities; and our assessment of the healthcare industry's need and desire for our technology, market acceptance of our ComfortScan system. These and other factors are more fully discussed in "Factors That May Affect the Future Results of our Business" starting on page 6 in this Annual Report, which we strongly urge you to read. We expressly disclaim any intent or obligation to update any forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

         Our audited financial statements for the year ended December 31, 2003 are included as a separate section of this Annual Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2003.

         On July 15, 2003, and prior to our reverse merger transaction, the board of directors of Lions Gate dismissed its independent accountant, Dohan & Company, P.A., and engaged the firm of Moore Stephens Ellis Foster Ltd. as its new independent accountant.

         In October 2003, the independent accountant of DOBI Medical Systems, Ernst & Young LLP, resigned as the independent accountant.

         On December 10, 2003, our shareholders ratified the appointment of Marcum & Kliegman LLP as our new certifying public accountants for the fiscal year ending December 31, 2003. See Item 4 above.

         We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period. Since we are a developmental company with no revenues, each our independent public accountants included a "going concern" explanatory paragraph in each of its audit reports for the last four years.

ITEM 8A.  CONTROLS AND PROCEDURES

As of December 31, 2003 and within 90 days prior to the date of this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there was no reasonably apparent deficiency in our disclosure controls and procedures such that the controls and procedures should not be expected to operate effectively. We are not aware of any significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of such controls by us.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

NAME                         AGE      POSITION
----                         ---      --------

Robert M. Machinist          51       Chairman of the Board

Phillip C. Thomas            55       Co-Founder, Chief Executive Officer and
                                      Director

David H. Clarke              63       Co-Founder and Director

Brad Baker                   44       Director

William Li, M.D.             40       Director

Webb W. Turner               67       Director

Michael R. Jorgensen         51       Executive Vice President and Chief
                                      Financial Officer

Denis A. O'Connor            50       Senior Vice President-Sales and Marketing

________________

         ROBERT M. MACHINIST became a director of DOBI Medical Systems in October 2003 and became a member of our board in December 2003. Mr. Machinist has served as a managing partner of M Capital, LLC, a private equity investment firm based in Rye, New York, since January 2002. From November 1998 to December 2001, Mr. Machinist served as Managing Director and Head of Investment Banking for the Bank of New York and its Capital Markets division. Mr. Machinist received a B.A. degree from Vassar College and did graduate work at the Weizmann Institute in Rehovot, Israel. He is the Chairman of the American Committee for the Weizmann Institute of Science and a member of its International Board of Governors.

         PHILLIP C. THOMAS is a co-founder of DOBI Medical Systems and became a member of our board and the Chief Executive Officer in December 2003. Mr. Thomas has been the Chief Executive Officer and a director of DOBI Medical Systems since December 1999, and for more than one year prior thereto, he was the Chief Executive Officer of Dynamics Imaging, Inc., a Delaware corporation from which DOBI Medical Systems acquired the DOBI technology and its other non-financial assets. Over the past 25 years, Mr. Thomas has served in a number of public and private high technology senior executive positions. From September 1992 to January 1997, Mr. Thomas was the Chief Executive Officer for Medication Delivery Devices, Inc. ("MDD"), a medical device start-up. MDD was sold to Baxter Healthcare in 1997, four years after its inception. Mr. Thomas received his B.A. degree from Brigham Young University and has completed executive development courses at Harvard Business School and Stanford Business School.

         DAVID H. CLARKE is a co-founder of DOBI Medical Systems and became a member of our board in December 2003. Mr. Clarke had been a director of DOBI Medical Systems since December 1999. Mr. Clarke is the controlling stockholder of Lake Worth Ventures, Inc., which was the largest stockholder of DOBI Medical Systems and, as a result of the merger, is our largest stockholder. Since 1995, Mr. Clarke has been the Chairman and CEO of Jacuzzi Brands, Inc. (formerly U.S. Industries, Inc.), a New York Stock Exchange-listed company. Prior to joining Jacuzzi Brands, Mr. Clarke was Deputy Chairman and Chief Executive Officer of Hanson Industries, Inc., as well as Vice Chairman of Hanson plc. Mr. Clarke also serves on the Board of Fiduciary Trust Company International and serves as an Advisory Director for Sterling Financial Group of Companies, Inc., an investment banking firm which served as the placement agent in the private placement which we completed in connection with the reverse merger and served DOBI Medical Systems as placement agent in four previous private placements.

         BRAD BAKER joined the DOBI Medical Systems board of directors in October 2003 and became a member of our board in December 2003. From April 2000 to February 2002, Mr. Baker served as head of the online division of Sterling Financial Investment Group, an investment company banking firm which served as the placement agent in the private placement which the Company completed in connection with the merger. From September 1, 1989 to January 1, 1990, Mr. Baker served as Corporate Secretary and one of four members of the Executive Board of the Resolution Trust Corporation, a federal agency formed to restructure and reorganize the thrift industry. At various times since 1989, Mr. Baker has served as the Acting Executive Secretary of the United States Treasury Department. As noted in "Certain Relationships and Related Transactions," Mr. Baker is a designee to the Board of Directors by Sterling Financial Investment Group pursuant to an agreement between DOBI Medical and Sterling Financial.

         WILLIAM LI, M.D. joined the DOBI Medical Systems board of directors in October 2003 and became a member of our board in December 2003. Dr. Li is also a member of our Scientific Advisory Board. Dr. Li is a co-founder of the Angiogenesis Foundation in Cambridge, Massachusetts, of which he has been the President since April 1990 and Medical Director since December 1994. Dr. Li has extensive expertise in tumor angiogenesis, in vivo angiogenesis models, angiogenesis therapeutic development, and clinical trial analysis. He trained with Dr. Judah Folkman, who pioneered the field of angiogenesis research. Dr. Li works in association with the National Institutes of Health, the Veteran's Administration and other major governmental and academic institutions on angiogenesis-related programs. Dr. Li received an M.D. from University of Pittsburgh School of Medicine. He completed his clinical training in internal medicine at the Massachusetts General Hospital in Boston. Dr. Li also serves on the faculties of Harvard Medical School, Tufts University School of Veterinary Medicine and the teaching staff at Dartmouth Medical School.

         WEBB W. TURNER joined the DOBI Medical Systems board of directors in June 2000 and became a member of our board in December 2003. Mr. Turner is the Chairman of the Board of Dynamics Imaging, Inc. Since November 2003, Mr. Turner has been self employed as a financial consultant. From July 2003 to October, 2003, Mr. Turner was Senior Area Manager for International Profit Associates, a Chicago-based management consulting firm. From September 1998 to May 2001, Mr. Turner was a consultant with Spencer Trask & Company, an investment banking firm. Mr. Turner has over 20 years' experience with investment banking and advisory firms, and 10 years' experience as the chief executive officer of a furniture manufacturing company. Mr. Turner holds an A.B. degree in economics from Duke University.

         MICHAEL R. JORGENSEN became Executive Vice President and Chief Financial Officer of DOBI Medical Systems in February 2003, and our Executive Vice President and Chief Financial Officer in December 2003 following the completion of the reverse merger. In February 1997, he joined AXS-One, Inc., a multinational financial software company, as Executive Vice President and Chief Financial Officer, Treasurer and Secretary and became its Executive Vice President, North America, in March 2001 and Executive Vice President, Chief Administrative Officer in June 2001 until February 2003.

         DENIS A. O'CONNOR joined us as Senior Vice President-Sales and Marketing in December 2003. From July 2000 to May 2003, Mr. O'Connor served as Chief Executive Officer and Chairman of Advanced Imaging Technologies, Inc., a medical imaging company. That company sold substantially all its assets in May 2003, following commencement of a bankruptcy proceeding with respect to Advanced Imaging Technologies in March 2003. From March 1997 to June 2000, Mr. O'Connor was President and Chief Executive Officer of Life Imaging Systems, Inc. Mr. O'Connor received a B.S. degree in computer science and business administration from the City University of New York and an M.B.A. in marketing from New York University's Stern School of Business.

         There are no family relationships among our directors and executive officers. No director or executive officer, except for Mr. O'Connor (see biography above), has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

         In connection with the engagement of Sterling Financial Investment Group, Inc. as placement agent in two private placements of DOBI Medical Systems securities in 2000 and 2001, we agreed to nominate one person designated by Sterling Financial to our Board of Directors so long as stockholders introduced to us by Sterling Financial own at least 10% of all our outstanding equity securities. Brad Baker is the current director designate of Sterling Financial. In connection with the engagement of Verus International Group as our financial advisor in the reverse merger transaction, we have agreed to nominate one person designated by Verus to our Board of Directors so long as stockholders introduced to us by Verus own at least 10% of all our outstanding equity securities. To date, Verus has not designated a nominee to the Board.

BOARD COMMITTEES

         AUDIT COMMITTEE. The Audit Committee of the Board of Directors consists of Brad Baker, Chairman, and Robert Machinist. The Board determined each individual to be "financially sophisticated" and an "audit committee financial expert" as those terms are defined by the American Stock Exchange ("Amex")
Section 121 of its Company Guide and by Regulation S-B of the Securities Exchange Act of 1934, respectively. The Audit Committee is composed of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment and who possess an understanding of financial statements and generally accepted accounting principles. Thus, each member is an "independent" director as that term is defined by Amex and by the regulations of the Securities Exchange Act of 1934. Pursuant to our Audit Committee Charter, which is filed as an Exhibit 99.1 to this Annual Report, the Audit Committee's Charter specifies the scope of the Audit Committee's responsibilities and the means by which it carries out those responsibilities; the outside auditor's accountability to the Board and the Audit Committee; and the Audit Committee's responsibility to ensure the independence of the outside auditors, including their recommendations to improve the system of accounting and internal controls.

         COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors consists of Webb Turner, Chairman, and William Li, M.D. Pursuant to the Compensation Committee Charter, which is filed as Exhibit 99.2 to this Annual Report, the Compensation Committee is responsible for reviewing and approving the salary and benefits policies, including compensation of our Chief Executive Officer and the other executive officers. The Compensation Committee also administers the 2000 Stock Incentive Plan, as adopted and assumed by us, and recommends and approves grants of stock options under that plan. Both Mr. Turner and Dr. Li are, in the opinion of our Board of Directors, "independent" directors, as that term is defined under Amex rules and by the regulations of the Securities Exchange Act of 1934.

         The Board of Directors does not intend to establish a Nominating Committee at this time, and such function will be performed by the independent members of our Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2003, all filing requirements applicable to our executive officers and directors and greater than 10% shareholders were complied with.

CODES OF ETHICS

         Our Code of Ethics for the CEO and Senior Financial Executives and Code of Business Conduct and Ethics are filed as Exhibits 14.1 and 14.2 to this Annual Report. We expect to shortly post these Codes on our website, www.dobimedical.com.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for Lions Gate or DOBI Medical Systems, as applicable, by the Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

                                                                                                      Long Term
                                                                                                       Awards
                                                                                   Other Annual      Securities
                                                                                   Compensation      Underlying
                                                                                         ($)        Options/SARs
Name and Principal Position                    Year     Salary ($)     Bonus ($)         (1)             (#)
---------------------------                    ----     ----------     ---------   ------------     ------------
Phillip C. Thomas                              2003      210,888        12,231           -              75,000
Chief Executive Officer                        2002      180,938        67,713           -                   -
                                               2001      203,223             -           -                   -

Michael R. Jorgensen (2)                       2003      179,428        10,962           -             387,500
Executive Vice President and                   2002       37,500             -           -                   -
Chief Financial Officer                        2001            -             -           -                   -

Dale A. Johnson (3)                            2003      146,501             -           -                   -
Vice President, Business Development           2002      156,435             -           -             100,000
                                               2001      157,194             -           -             250,000

John D. Gardner (4)                            2003       42,113             -           -                   -
Vice President, Technology                     2002      116,868             -           -             150,000
                                               2001       95,608             -           -             250,000

--------------
(1) Other Compensation does not include the cost to DOBI Medical Systems for health and welfare benefits received by the above named officers. The aggregate amounts of such personal benefits did not exceed the lesser of $50,000 of 10% of the total annual compensation of such officer.

(2) Mr. Jorgensen joined DOBI Medical Systems as a consultant in November 2002 and became an employee in February 2003.

(3) Mr. Johnson resigned from his position on October 31, 2003. (4) Mr. Gardner resigned from his position on April 1, 2003.




COMPENSATION OF DIRECTORS

         Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on. Commencing January 1, 2004, we pay each non-employee director a retainer fee of $1,000 per quarter, plus a participation fee of $500 for each regular and/or special meeting of the board of directors, not to exceed $1,000 per quarter, regardless of the number of meetings. We also pay a committee participation fee of up to $250 for each meeting of a committee of the board, not to exceed $500 per quarter, regardless of the number of meetings. Fees are accrued and paid annually, in arrears, following the end of each year's audit. We will also reimburse each director for reasonable accommodations, coach travel and other miscellaneous expenses relating to each director's attendance at board meetings and committee meetings promptly upon submission of actual receipts to the Chief Financial Officer and approval by the Chairman of the Board and/or the Chief Executive Officer.

         Non-employee directors were awarded an initial grant of non-qualified stock options to purchase 25,000 shares. Due to anticipated greater levels of oversight and work effort, the Chairman of the Board received an initial grant of 100,000 shares, and each committee chair received an initial grant of 25,000 shares. Such option awards have an exercise price equal to the fair market value of the common stock, based on the closing price at the end of trading on the date of the award, vest on the first anniversary date of the grant if the director has continued to serve until that date, and have a term of five years from the date of award. Thereafter, upon each subsequent annual stockholders meeting in which a director has been reelected, each non-employee director will be awarded an annual non-qualified option to purchase additional shares equaling 50% of the initial number of shares granted upon election to the Board. These options will be for our common stock under the same terms as indicated above, subject to any adjustments as may be necessary. Other terms and conditions of the option grants are on the standard terms and conditions as those option grants to employees.

         The Compensation Committee will review the director compensation plan annually, and adjust it according to then current market conditions and good business practices. Before December 9, 2003, directors of Lions Gate were not compensated for their services as directors.

EMPLOYMENT CONTRACTS

         Phillip C. Thomas, Co-Founder, Director and Chief Executive Officer, entered into an employment agreement dated December 9, 2003 to continue serving as Chief Executive Officer for a term of three years through December 8, 2006, with automatic one-year extensions on each anniversary of the commencement date under certain conditions. Pursuant to the employment agreement, Mr. Thomas will devote all of his business time and efforts to us and will report directly to the Board of Directors. The employment agreement provides that as long as Mr. Thomas serves as Chief Executive Officer, the Board of Directors will nominate him for election to the Board.

         The employment agreement provides that Mr. Thomas will initially receive a fixed base salary at an annual rate of $225,000, to be adjusted to $260,000 upon the completion of a financing with gross proceeds to us of at least $5,000,000, and annual "cost-of-living" increases to be determined by the Compensation Committee of the Board of Directors. Mr. Thomas will also be entitled to receive an annual incentive bonus in the discretion of the Board or Compensation Committee with agreed upon criteria based upon operating results for the years 2005 and 2006. For 2004, Mr. Thomas is eligible to receive a cash bonus equal to 50% (or pro rata of 33% of the cash bonus amount for 2004 for each performance milestone completed) of his then current annual base salary upon the performance of the following milestones: (i) after the commencement of FDA Module 5, at least 20 patient clinical test scans have been completed; (ii) shipment of at least 10 revenue-producing and production level, scalable ComfortScan systems; and (iii) our net loss (calculated in accordance with generally accepted accounting principles) being not more than 10% greater than projected for fiscal year ending 2004. Further, if and upon FDA approval of the ComfortScan system, Mr. Thomas will participate significantly in a bonus pool of $500,000 to key employees as determined by the Compensation Committee. We also agreed to issue Mr. Thomas stock options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share.

         Mr. Thomas' employment agreement also provides for termination by us upon death or disability (defined as 180 days of incapacity during any 365 day period) or upon conviction of a felony crime of moral turpitude or a material breach of his obligations to us. In the event Mr. Thomas' contract is terminated by the Company without cause or for disability, he will be entitled to compensation for the greater of two years or the balance of the term, plus health and disability and life insurance. In the event of a "change of control" as that term is defined under Mr.

Thomas's employment agreement, all his options shall vest, and if he is terminate 3 months before or 24 months after such event, he and his spouse shall be entitled, under certain circumstances, to receive his then current base salary and health, disability and life insurance benefits for 24 months after such event. If he voluntarily terminates as employee after 12 months after the change of control, he will be entitled to the same post-termination benefits as if he had been terminated by the acquirer within the first 24 months. Payments made or to be made Mr. Thomas under his employment agreement are not intended to be non-deductible to the Company by reason of the operation of Section 280G of the Internal Revenue Code of 1986, relating to golden parachute payments. Should any such payment otherwise be taxable to Mr. Thomas, the Company has agreed to gross up such payments.

         The employment agreement also contains covenants (a) restricting him from engaging in any activities competitive with our business during the term of his employment agreement and for two years thereafter, (b) prohibiting him from disclosure of confidential information regarding us, and (c) confirming that all intellectual property developed by him and relating to our business constitutes our sole and exclusive property.

         Since he first commenced service to us and our predecessors as Chief Executive Officer, the Board of Directors has awarded options to purchase an aggregate of 227,500 shares of common stock under the 2000 Stock Incentive Plan, at an exercise price of $2.31 per share, as adjusted in accordance with the terms of the merger, the terms of the plan, and the determination of the Board of Directors with respect to outstanding options under the plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding the number of shares of our common stock beneficially owned on December 31, 2003:

          o each person who is known by us to beneficially own 5% or more of our common stock;
          o    each of our directors and executive officers; and
          o    all of our directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees. Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

         Except as otherwise set forth below, the address of each of the persons listed below as a 5% stockholder is, c/o DOBI Medical International, Inc., 1200 MacArthur Boulevard, Mahwah, New Jersey 07430.

                                                      NUMBER OF             ERCENTAGE OF
                                                        SHARES                 SHARES
                                                     BENEFICIALLY           BENEFICIALLY
                                                        OWNED                 OWNED(1)
                                                   -----------------        --------------
Lake Worth Ventures, Inc.                            11,788,833  (2)             30.0%
     c/o Mr. David H. Clarke
     777 South Flagler Drive - Suite 1100
     West Palm Beach, Fla. 33401

David H. Clarke                                      11,947,083  (2)             30.3%
     777 South Flagler Drive
     Suite 1112
     West Palm Beach, FL 33401

Brad Baker                                               13,000                      *
William Li, M.D.                                          6,500                      *
Robert M. Machinist                                     210,189  (3)                 *
Phillip C. Thomas                                     3,152,503                    8.3%




                                                      NUMBER OF             ERCENTAGE OF
                                                        SHARES                 SHARES
                                                     BENEFICIALLY           BENEFICIALLY
                                                        OWNED                 OWNED(1)
                                                   -----------------        --------------
Dynamics Imaging, Inc.                                2,600,003                    6.9%
     400 East 50th Street
     New York, New York 10022

Webb W. Turner                                        2,630,878  (3)              7.0%
     400 East 50th Street
     New York, New York 10022

Michael R. Jorgensen                                    290,625                      *
Denis A. O'Connor                                             0                      *
Keith A. Ebert (4)                                            0                      *
N. Desmond Smith (4)                                          0                      *
All directors and executive officers
as a group (9 persons)                               18,250,778                   45.6%


_____________________
*Less than 1% of outstanding shares.

(1) Based upon 37,537,712 shares of common stock outstanding on December 31, 2003, as calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, this includes shares owned by a spouse, minor children and any entities owned or controlled by the named person. It also includes shares that any named person has the right or option to acquire within 60 days of the date of this Annual Report. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2) Includes 9,999,486 shares of common stock and warrants to purchase 1,789,346 shares of common stock owned by Lake Worth Ventures, Inc., and 64,500 shares of common stock and warrants to purchase 45,000 shares of common stock owned by affiliates of Lake Worth Ventures, which are controlled by David H. Clarke.

(3) Includes 2,600,003 shares of common stock owned by Dynamics Imaging, Inc. Mr. Turner is the Chairman of the Board of Dynamics Imaging, Inc.

(4)      Resigned as a director effective December 25, 2003.



CHANGES IN CONTROL

         There are no arrangements currently in effect which may result in "changes in control" of DOBI Medical International, as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Lake Worth Ventures, Inc., or LWVI, was the largest stockholder of DOBI Medical Systems prior to the reverse merger (based on information filed with the SEC), and continues to be our largest stockholder. From time to time since January 1, 2001, it lent funds to DOBI Medical Systems pursuant to demand notes, which bore interest at rates ranging from 1.2% to 6.0% per year. The aggregate principal amount lent was $1,443,299, none of which was repaid in cash, and all of which, including accrued interest, was exchanged for capital stock and warrants of DOBI Medical Systems at prices equal to the offering prices in DOBI Medical Systems then pending private placements. No cash interest was paid on account of such loans. LWVI also lent $250,000 to DOBI Medical Systems shortly before the merger by purchasing Series 2 Notes and Series 2 Warrants, which have been converted into common stock and warrants of Lions Gate in the merger. David
H. Clarke, a director of DOBI Medical Systems who became a member of our board at the effective time of the merger, is the controlling stockholder of LWVI. In connection with a conversion of $370,837 of demand notes held by LWVI in December 2002 into 370,837 shares of DOBI Medical Systems common stock, LWVI was granted "weighted average" anti-dilution protection with respect to such common stock, and we are obligated to provide such anti-dilution protection to the such common stock held by LWVI for which such DOBI Medical Systems, Inc. common stock was exchanged in the merger. The anti-dilution provisions are triggered by a subsequent stock offering by us at a lower price per share than a protected price level ($1.00 per share) and take into account both the lower price and the number of shares issued at the lower price. The anti-dilution protection with respect to LWVI expires at the earlier of 18 months after the merger or upon the closing of a $5.0 million equity financing. In connection with the merger, LWVI agreed not to publicly sell its common stock of our company for a period of two years following the merger, except that LWVI will be released from the lock-up provisions and will be permitted to sell (i) 25% of its shares if our 2004 total revenue is at least $4.1 million, and (ii) 25% of their shares upon our receipt of FDA approval to market the ComfortScan system in the United States. Additionally, in the event of a secondary public offering of our securities in which we receive gross proceeds of at least $10.0 million, LWVI may exercise a limited waiver from its lock-up restrictions under specified circumstances. In the event of a secondary public offering of our securities to the public pursuant to an effective registration statement, LWVI may sell a limited number of shares of its common stock up to a maximum of $5.0 million in such offering, conditioned on (i) the written approval of the underwriter selected by us for any such offering, provided such approval is not unreasonably withheld, (ii) us receiving gross proceeds of at least $10.0 million from any such offering and (iii) compliance with applicable securities laws.

         Mr. Thomas was indebted to DOBI Medical Systems pursuant to a limited recourse promissory note which was paid in full in December 2002. As of January 1, 2001, the principal amount of the note was $225,000, and from inception to payment of the note in full, the note bore interest at the annual rate of 6%, payable annually in arrears. The original amount of the note, $225,000, was used by Mr. Thomas to purchase 2,925,003 shares of the common stock of DOBI Medical Systems. In connection with the merger, Mr. Thomas agreed not to sell his shares of common stock received in the merger for 24 months, provided that such shares will be released from such lock-up provisions and he will be permitted to sell
(i) 25% of his shares if our 2004 total revenue is at least $4.1 million, and
(ii) 25% of his shares upon our receipt of FDA approval to market the ComfortScan system in the United States.

         In connection with the merger, Mr. Jorgensen, the Chief Financial Officer of the Company, agreed not to sell 50,000 of his shares of his common stock received in the merger for 24 months, provided, however, that such shares will be released from such lock-up provisions, and he will be permitted to sell
(i) 25% of his shares if our 2004 total revenue is at least $4.1 million, and
(ii) 25% of his shares upon our receipt of FDA approval to market the ComfortScan system in the United States.

         From August 2000 to October 2003, Alexis C. Korybut, the President of Sterling Financial Investment Group, was a director of DOBI Medical Systems. Sterling Financial has served as placement agent and provided investment banking and financial advisory services to DOBI Medical Systems from time to time over the past four years on a cash and equity fee basis. Cash fees paid to Sterling Financial amounted to $1,420,855, and Sterling Financial and/or its designees (including a former director of DOBI Medical Systems, Inc., Mr. Alexis Korybut) have received warrants to purchase DOBI Medical Systems securities which have been exchanged in the merger for warrants to purchase an aggregate of 2,062,494 shares of our common stock. Certain officers and directors of Sterling Financial own shares of our common stock and/or warrants to purchase our common stock, aggregating less than 5% of its outstanding shares. Sterling Financial also served as placement agent for us in connection with the private placement of our common stock and warrants that closed at the same time as the merger. Sterling Financial received cash fees and expense reimbursements or allowances of $155,000, and Sterling Financial and its designees received warrants to purchase an aggregate of 340,000 shares of our common stock, at an exercise price of $1.54 per share, for a term of three years.

         In connection with the engagement of Sterling Financial as placement agent in two private placements of securities in 2000 and 2001, DOBI Medical Systems agreed to nominate one person designated by Sterling Financial to the Board of Directors of DOBI Medical so long as stockholders introduced to DOBI Medical by Sterling Financial own at least 10% of all outstanding equity securities of the DOBI Medical. That agreement now applies to us under the terms of the Merger Agreement. Brad Baker is the current designee of Sterling Financial.

         Brad Baker, a director of DOBI Medical Systems who became a member of our board, was designated for nomination to the Board pursuant to the above-described agreement with Sterling Financial. From April 2000 to February 2002, Mr. Baker served as an officer of Sterling Financial, which was the placement agent in the Company's recently concluded private placement of common stock and warrants. Sterling Financial was a financial advisor to DOBI Medical and acted as a placement agent in connection with four offerings of the securities of DOBI Medical in the period from April 2000 through October 2003.

         At the closing of the reverse merger, we entered into an investor relations/public relations services agreement with Strategic Initiatives, Inc., a Washington corporation, pursuant to which we (i) issued an option to Strategic Initiatives, to purchase up to 250,000 shares of the Company's common stock at a price of $1.54, for a term of three years, and (ii) advanced an aggregate of $750,000 to Strategic Initiatives, to cover costs and expenditures which Strategic Initiatives, anticipates it will incur during the one-year term of the agreement. Keith A. Ebert, our former director, is a principal of Strategic Initiatives.

         Immediately prior to the closing of the reverse merger and the private placement, we purchased all 1,000,000 shares of common stock held by Mr. Ebert, a director and formerly the Chief Financial Officer, Treasurer and Secretary of Lions Gate Investment Limited, for $143,805.27. At the same time, we also purchased 738,462 shares of our common stock owned by Graham Crabtree, Beverly Strench and Renata Kubicek for an aggregate consideration of $106,194.73. All shares were then cancelled at the closing of the reverse merger. Funds to effect such redemptions were provided by a capital contribution from Verus Support Services Inc. At the same time, N. Desmond Smith also agreed to the cancellation of 400,000 shares of the company's common stock owned by him in consideration for the release of an assignment of a number of oil and gas leases by Mr. Smith to the company, and the termination of receivables due from Mr. Smith to the company in the amount of $10,109.

         Dynamics Imaging, Inc., a holder of more than 5% of the our common stock following the merger, agreed not to sell its common stock for up to two years following the merger, provided that Dynamics Imaging, Inc., will be permitted to sell its shares of its common stock at a rate of 1% per month of the total number of shares of common stock issued in the merger, subject to applicable securities laws, from six months until 12 months after the merger; thereafter, the applicable percentage increases to 1.3% of those shares per month until 24 months after the merger. Mr. Turner, a member of our board, is the Chairman of the Board and Chief Executive Officer of Dynamics Imaging, Inc.

         We have no policy with respect to entering into transactions with members of management or affiliated companies. Any non-arm's length transaction we consider will be reviewed and voted on by disinterested members of our board of directors and be in accordance with our certificate of incorporation, by-laws and Delaware law.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

         The exhibits listed in the following Exhibit Index are filed as part of this Annual Report.

Exhibit Number and Description

3.1             Certificate of Incorporation.(1)
3.2             By-Laws.(1)
14.1            Code of Business Conduct and Ethics.
14.2            Code of Ethics for CEO and Senior Financial Officers.
21.1            Subsidiaries of DOBI Medical International, Inc.
31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certificate Pursuant To 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002
99.1            Audit Committee Charter
99.2            Compensation Committee Charter
____________________
(1) Filed with the Current Report on Form 8-K, dated January 30, 2004 and filed with the SEC on February 2, 2004.

         (b)      REPORTS ON FORM 8-K.

                  1. We filed a Form 8-K on February 2, 2004 regarding our name change from Lions Gate Investment Limited to DOBI Medical International, Inc., our reincorporation into Delaware and the change to our trading symbol from LGIV.OB to DBMI.OB.

                  2. We filed a Form 8-K on December 19, 2003 regarding the merger and private placement and related transactions.

                  3. We filed a Form 8-K on December 9, 2003 changing our certifying accountants from Steven Ellis Foster LTD. to Marcum & Kliegman LLP.

                  4. We filed a Form 8-K on December 9, 2003 regarding the change of control and change of fiscal year of registrant, and Other Events and Regulation FD disclosure.

                  5. We filed a Form 8-K/A on September 11, 2003 with respect to the change of our independent accountants.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         For the year ended December 31, 2003 and 2002, we incurred audit fees totaling $132,000 and $50,175, respectively, and incurred fees for tax service totaling $5,000 and $23,000, respectively.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 18, 2004                DOBI MEDICAL INTERNATIONAL, INC.


                                         By:   /s/Phillip C. Thomas
                                            ------------------------------------
                                                  Phillip C. Thomas
                                                  Chief Executive Officer


                                         By:   /s/Michael R. Jorgensen
                                            ------------------------------------
                                                  Michael R. Jorgensen
                                                  EVP, Chief Financial Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                            DATE

/s/Robert M. Machinist        Chairman of the Board of         February 18, 2004
--------------------------    Directors
Robert M. Machinist

/s/Phillip C. Thomas          Director                         February 18, 2004
--------------------------
Phillip C. Thomas

/s/David H. Clarke            Director                         February 18, 2004
--------------------------
David H. Clarke

/s/Brad Baker                 Director                         February 18, 2004
--------------------------
Brad Baker

__________________________    Director                         February 18, 2004
William Li, M.D.

/s/Webb W. Turner             Director                         February 18, 2004
--------------------------
Webb W. Turner

                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                                   FORM 10-KSB

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditor's Report                                          F-1 - F-2
Consolidated Balance Sheet at December 31, 2003                       F-3
Consolidated Statements of Operations for the years ended
   December 31, 2003 and 2002 and the period September 7,
    1999 (inception) to December 31, 2003                             F-4
Consolidated Statements of Stockholder's Equity for
    the period from September 7, 1999 (inception) to
    December 31, 2003                                                 F-5
Consolidated Statements of Cash Flows for the years ended
    December 31, 2003 and 2002 and the period
    September 7, 1999 (inception) to December 31, 2003                F-6 - F-7
Notes to Consolidated Financial Statements                            F-8 - F-19

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders of
DOBI Medical International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of DOBI Medical International, Inc. and Subsidiary (formerly DOBI Medical Systems LLC, a development stage company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003 and for the period from September 7, 1999 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the period from inception (September 7, 1999) to December 31, 2002 were audited by other auditors whose report, dated July 11, 2003, expressed an unqualified opinion on those statements and included and explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from inception (September 7, 1999) to December 31, 2002 reflect a net loss of $11,589,121 of the total inception to date net loss of $16,740,524. The other auditors' report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors for the cumulative information for the period from inception (September 7, 1999) to December 31, 2002, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DOBI Medical International, Inc. and Subsidiary as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year ended December 31, 2003, and for the period from inception (September 7, 1999) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that DOBI Medical International, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 2, the Company has no revenues and has incurred significant operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP
New York, New York

February 3, 2004

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders of
DOBI Medical International, Inc and subsidiary

We have audited the accompanying statements of operations, statements of stockholders' equity (deficiency) and cash flows of DOBI Medical International, Inc, and Subsidiary (formerly DOBI Medical Systems LLC, a development stage company) for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of DOBI Medical International, Inc. and Subsidiary for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that DOBI Medical International, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 2, the Company has no revenues and has incurred significant operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Metro Park, New Jersey
July 11, 2003

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2003

ASSETS
Current assets:
     Cash and cash equivalents                              $  2,627,887
     Prepaid expenses and other current assets                   814,157
                                                            ------------
Total current assets                                           3,442,044

Property and equipment, net                                       24,508
Intangible assets, net                                            33,822
Other assets                                                      16,973
                                                            ------------
Total assets                                                $  3,517,347
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Series 1 Convertible Notes payable                     $    170,000
     Accounts payable                                            264,061
     Accrued expenses                                            552,424
     Deferred revenue                                             43,645
                                                            ------------
Total current liabilities                                      1,030,130
                                                            ------------

Stockholders' Equity
     Preferred stock, $.0001 par value, 10,000,000 shares
        authorized, none issued and outstanding                        -
     Common stock, $.0001 par value, 140,000,000 shares
        authorized, 37,537,712 issued and outstanding              3,754
     Additional paid-in capital                               19,223,987
     Deficit accumulated during development stage            (16,740,524)
                                                            ------------
Total stockholders' equity                                     2,487,217
                                                            ------------
Total liabilities and stockholders' equity                  $  3,517,347
                                                            ============

See notes to consolidated financial statements

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                 PERIOD FROM
                                                                      DECEMBER 31,              SEPTEMBER 7, 1999
                                                            --------------------------------     (INCEPTION) TO
                                                                 2003              2002         DECEMBER 31, 2003
                                                            -------------------------------------------------------
Research and development expenses                           $    1,154,197     $     932,260       $  6,902,254
General and administrative expenses                              1,470,237         1,103,184          4,367,226
Clinical program expenses                                          300,529            49,740          1,716,070
Sales and marketing expenses                                       420,612           370,057          1,770,543
Interest expense                                                 1,808,085           260,443          2,165,656
Interest income                                                     (2,257)           (8,222)           (181,225)
                                                            -------------------------------------------------------
Net loss                                                    $    5,151,403     $   2,707,462       $  16,740,524
                                                            =======================================================

Basic and diluted loss per common share                     $         0.26     $        0.15
                                                            ================================

Weighted average common shares, basic and diluted               19,981,963        18,382,692
                                                            ================================



See notes to consolidated financial statements

                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                                                          ADDITIONAL        SHARE          DURING
                                                   COMMON STOCK            PAID-IN      SUBSCRIPTION    DEVELOPMENT
                                               SHARES         AMOUNT        CAPITAL         NOTE            STAGE          TOTAL
                                               ------         ------        -------         ----            -----          -----
Initial capital contribution                   10,725,011     $ 1,073   $    748,927    $ (225,000)                    $   525,000
Purchase of the net asset of Dynamics           2,275,002         227        158,864                                       159,091
Imaging, Inc
Net loss                                                                                              $  (1,219,293)    (1,219,293)
                                              ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                     13,000,013       1,300        907,791      (225,000)      (1,219,293)      (535,202)
Conversion of promissory notes to common
  stock                                           764,118          76      1,763,272                                     1,763,348
Sale of common stock                            2,405,951         241      5,551,947                                     5,552,188
Transaction costs in connection with the
  sale of  common stock                                                     (923,499)                                     (923,499)
Stock-based compensation                                                       1,213                                         1,213
Interest receivable on share subscription
  note                                                                                      (1,125)                         (1,125)
Net loss                                                                                                 (3,012,627)    (3,012,627)
                                              ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                     16,170,082       1,617      7,300,724      (226,125)      (4,231,920)     2,844,296
Conversion of preferred stock for common
  stock                                         2,211,491         221      1,474,106                                     1,474,327
Fair value of private placement stock
  warrants                                                                   737,161                                       737,161
Transaction costs in connection with the                                    (414,837)                                     (414,837)
  sale of common stock
Issuance of consulting stock warrants                                         55,000                                        55,000
Interest receivable on share subscription
  note                                                                                     (13,500)                        (13,500)
Stock-based compensation                                                     148,718                                       148,718
Net loss                                                                                                 (4,649,739)    (4,649,739)
                                              ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                     18,381,573       1,838      9,300,872      (239,625)      (8,881,659)       181,426
Conversion of promissory notes to common
  stock                                           370,837          37        432,606                                       432,643
Transaction costs in connection with the                                     (59,978)                                      (59,978)
  sale of common stock
Payment of dividends                                                         (88,459)                                      (88,459)
Payment of Subscription Note                                                               239,625                         239,625
Issuance of consulting stock warrants                                         11,464                                        11,464
Placement agent stock warrants                                                73,403                                        73,403
Fair value of detachable warrants                                            458,000                                       458,000
Stock-based compensation                           37,500           4         75,273                                        75,277
Net loss                                                                                                 (2,707,462)    (2,707,462)
                                              ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                     18,789,910       1,879     10,203,181             -      (11,589,121)    (1,384,061)
Stock-based compensation                           12,500           1         87,174                                        87,175
Placement agent stock warrants                                                69,614                                        69,614
Fair value of detachable warrants                                            350,112                                       350,112
Payment of dividends                                                         (44,230)                                      (44,230)
Conversion of Notes and accrued interest
  to common stock                               4,773,764         478      4,773,284                                     4,773,762
Sale of common stock                            5,500,000         550      5,499,450                                     5,500,000
Transaction costs in connection with the
  sale of  common stock                                                   (1,713,752)                                   (1,713,752)
Outstanding common stock of Lions Gate          8,461,538         846           (846)                                            -
Investment Limited
Net Loss                                                                                                 (5,151,403)    (5,151,403)
                                              ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                     37,537,712     $ 3,754   $ 19,223,987    $        -    $ (16,740,524)   $ 2,487,217
                                              ====================================================================================


See notes to consolidated financial statements

                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Period from
                                                                                                        September 7,1999
                                                                                                        (inception) to
                                                                        Year ended December 31,        December 31, 2003
                                                                         2003              2002
                                                                      ---------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                              $   (5,151,403)   $  (2,707,462)     $  (16,740,524)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                            48,310           62,964             204,320
     Amortization of financing costs                                         796,924           57,419             854,343
     Loss on sale of equipment                                                     -                -                 334
     Write-off of purchased in-process research and development                    -                -           1,023,525
       costs

     Interest receivable in connection with share subscription
         notes charged to equity                                                   -                -             (14,625)
     Stock based compensation                                                 87,175           86,741             378,847
     Accrued interest converted to equity                                    215,258           25,688             340,454
     Accretion of discount on Series 1and 2 convertible notes                722,794           85,319             808,113
     Common stock warrants in connection with
         the conversion of notes payable                                           -           61,806              61,806
     Changes in assets and liabilities:
         (Increase) in other current assets                                 (781,132)         (21,447)           (813,935)
         Decrease in other assets                                             84,175                -              71,552
         Increase (decrease) in accounts payable                            (63,749)         (312,224)            529,537
         Increase in accrued expenses                                        196,660            4,160             200,820
         Increase in deferred revenue                                         43,645                -              43,645
                                                                      ---------------------------------------------------
Net cash used in operating activities                                     (3,801,343)      (2,657,036)        (13,051,788)

INVESTING ACTIVITIES
Purchase of business, net of cash received                                         -                -            (500,000)
Purchase of property and equipment                                           (18,465)          (2,826)           (116,104)
Patent costs                                                                       -                -             (43,022)
Proceeds from sale of equipment                                                    -                -                 250
                                                                      ---------------------------------------------------
Net cash used in investing activities                                        (18,465)          (2,826)           (658,876)
FINANCING ACTIVITIES
Proceeds from founding members                                                     -                -             525,000
Cash paid for transaction costs associated with equity
  transactions                                                            (1,713,752)         (59,978)         (2,008,107)
Cash paid for transaction costs associated with debt transactions           (361,230)        (358,255)           (719,485)
Deferred offering costs                                                            -          (75,000)            (75,000)
Proceeds from subscriptions receivable - Class A preferred shares                  -          940,020             940,020
Dividends - Class A redeemable convertible preferred units                   (44,230)         (88,459)           (132,689)
Proceeds from share subscription note - related party                              -          239,625             239,625
Proceeds from Series 1 and Series 2 Convertible Notes                      2,266,000        2,290,000           4,556,000
Proceeds from notes payable, net                                             172,500          345,149           3,113,799
Proceeds from sale of common stock                                         5,500,000                -          10,128,688
Repayment of notes payable                                                         -                -            (229,300)
                                                                      ---------------------------------------------------
Net cash provided by financing activities                                  5,819,288        3,233,102          16,338,551

Increase in cash and cash equivalents                                      1,999,480          573,240           2,627,887
Cash and cash equivalents at beginning of year/period                        628,407           55,167                   -
                                                                      ---------------------------------------------------
Cash and cash equivalents at end of year/period                           $2,627,887        $ 628,407         $ 2,627,887
                                                                      ===================================================



See notes to consolidated financial statements

                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                          Period from
                                                                                                        September 7,1999
                                                                          Year ended December 31,       (inception) to
                                                                           2003            2002        December 31, 2003
                                                                      ---------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest                                $     89,066    $           -    $          90,610
                                                                      ===================================================
Purchase of business, net of cash received:

Fair value of assets purchased                                                   -                -    $        (109,693)
Acquisition of in-process research and development costs                         -                -           (1,023,525)
Assumption of promissory notes                                                   -                -               417,877
Transaction costs                                                                -                -                56,250
Issuance of shares                                                               -                -               159,091
                                                                      ---------------------------------------------------
Net cash used to acquire business                                     $          -    $           -    $        (500,000)
                                                                      ===================================================

Non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock      $  4,773,758    $     370,837    $        8,026,451
                                                                      ===================================================
Conversion of Class A preferred shares to common stock                $  1,307,846                -    $        1,307,846
                                                                      ===================================================
Share subscription note                                                          -                -    $          239,625
                                                                      ===================================================
Transaction costs in accrued expenses in connection with sale of                 -                -    $           27,500
common stock
Issuance of common warrants for consulting                            $     87,175    $     184,173    $          326,348
                                                                      ===================================================
Accretion of Class A redeemable convertible preferred shares          $    189,092    $     175,242    $          364,334
                                                                      ===================================================


See notes to consolidated financial statements

1.  ORGANIZATION OF BUSINESS

The consolidated financial statements include the accounts of DOBI Medical International, Inc. and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

DOBI Medical International, Inc. (formerly Lions Gate Investment Limited), is the parent company of DOBI Medical Systems, Inc., (collectively, the "Company") and which is the surviving entity in a reverse merger closed in December, 2003 (see Note 11, "Reverse Merger"). The Company was organized on September 7, 1999 as a Delaware limited liability company ("LLC"). Effective January 1, 2003, the Company converted from a Delaware limited liability company to a Delaware corporation.

The Company was formed to acquire and further develop a new technology for imaging of the human body referred to as Dynamic Functional Imaging. On December 8, 1999, the Company acquired certain assets, including the research, technology, all intellectual property rights and other assets and assumed certain liabilities of Dynamics Imaging, Inc. in exchange for $500,000 in cash and a 17.5% membership interest (equal to 2,275,002 common shares with a value of $159,091) in DOBI Medical Systems, LLC. The transaction was accounted for by the purchase method of accounting. The purchase price has been allocated to the net assets acquired based on estimated fair values at the date of acquisition.

As part of the allocation of the purchase price, management determined that intangible assets with an assigned value of $1,023,525 represented purchased in-process research and development costs since significant additional costs will be required for clinical trials and Food and Drug Administration ("FDA") approval prior to marketing a commercial product. The technology purchased has no alternative use and there can be no assurances that the Company can obtain FDA approval with the acquired technology before it needs additional funds (see
Note 2). As such, the $1,023,525 of acquired in-process research and development was charged to research and development expense in 1999.

2. BASIS OF PRESENTATION

The Company's principal activities to date have been in the research and development of a medical diagnostic system known as the Dynamic Optical Breast Imaging or "DOBI" System, which is an optically-based medical device for improved diagnosis of breast cancer as a complement to mammography. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, Development Stage Enterprises, since planned principal operations have not yet commenced.

Certain retroactive adjustments have been made to the financial statements presented for the periods prior to January 1, 2003 to reflect the Company as a corporation (rather than a limited liability company). The term "units" has been replaced with the terms "shares" or "stock" to reflect the Company's status as a corporation when referring to various financial and equity instruments. In addition, the reverse stock split of 1 : 1.54 and the change in par value from $0.001 to $0.0001 has also been retroactively adjusted to inception.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a development stage enterprise and the Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing. The Company has yet to generate a positive cash flow from operations, and until meaningful sales of the Company's product begin, the Company is totally dependent upon debt and equity funding to finance the Company's operations.

In the event that the Company is unable to obtain debt or equity financing or the Company is unable to obtain such financing on terms and conditions acceptable to us, the Company may have to cease or severely curtail operations. This would materially impact our ability to continue as a going concern. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for operating requirements to date. There is no assurance that, if and when FDA marketing clearance is obtained, the DOBI System will achieve market acceptance or that we will achieve a profitable level of operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with financial institutions and money market instruments. The Company places its cash and cash equivalents with high quality financial institutions and, to date, has not experienced losses on any of its balances. At times, cash balances held at financial institutions were in excess of federally insured limits.

Property and Equipment

Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements and additions are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account, and any resulting gain or loss is reported as income or expense.

Long-Lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), the Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to market value.

Intangible Assets

FASB Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company's intangible assets consist of the costs of filing various United States and international patents and are amortized on a straight-line basis over the estimated useful lives of the respective patents, generally five to ten years.

Deferred Financing and Offering Costs

For the years ended December 31, 2003 and 2002, the Company recorded $422,685 and $431,658 respectively, of financing costs related to its Series 1 and Series 2 Convertible Notes. Such costs were capitalized and had been amortized using the straight-line method over the term of the Series 1 and Series 2 Convertible Notes. Amortization, which is included in interest expense for the years ended December 31, 2003 and 2002 totaled $796,924 (fully amortized) and $57,419 respectively.

During 2002, the Company paid a non-refundable retainer fee of $75,000 to a placement agent in connection with a proposed financing. In 2003, this proposed financing was withdrawn and the $75,000 fee was expensed.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2003 and 2002 advertising expense was $75,901 and $70,423, respectively.

Equity-Based Compensation

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which establishes a fair value based method of accounting for equity-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and the Emerging Issues Task Force in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("FAS 148"). This standard amends the disclosure requirements of FAS 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company follows the disclosure-only provisions of FAS 123 which requires disclosure of the pro forma effects on net income (loss) as if the fair value method of accounting prescribed by FAS 123 had been adopted, as well as certain other information.

Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following years ended December 31, 2003 and 2002 as follows:

                                                                2003              2002
                                                          -------------------------------------
Net loss, as reported                                          $5,151,403        $2,707,462
Add total stock-based compensation, as reported                    34,275            37,777
Deduct total stock-based compensation determined                 (100,145)         (376,884)
  under fair value based method for all awards
                                                          -------------------------------------
Pro forma net loss                                             $5,217,273        $3,046,569
                                                          =====================================
Basic and diluted loss per common share - as reported          $     0.26        $     0.15
                                                          =====================================
Proforma loss per share basic and diluted                      $     0.26        $     0.17
                                                          =====================================


Income Taxes

The Company was treated as a limited liability company ("LLC") for federal and state income tax purposes through December 31, 2002 and did not incur income taxes as its earnings and losses were included in the tax returns of the members. Accordingly, the financial statements do not reflect a provision for federal or state income taxes through December 31, 2002.

Effective as of January 2, 2003, the Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carryforwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. The Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $2,000,000 is provided.

As of December 31, 2003 the Company has approximately $5,000,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2023. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of a change in control.

Management Estimates

The preparation of financial statements are in conformity with accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, short-term borrowings, accounts payable and accrued expenses as presented in the financial statements approximate fair value because of the short-term nature of these instruments.

Net Loss Per Common share

Basic net loss per common share has been computed using the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding. There were no common stock equivalents consisting of options and warrants which were required to be included in the calculation of diluted loss per share for the periods presented. Total stock options and warrants outstanding as of December 31, 2003 equaled 2,862,250 and 16,343,351, respectively.

Prior to the reverse merger on December 9, 2003, the Company paid dividends to the Class A Preferred Stockholders. In addition, the Company accounted for the accretion to redemption value of the preferred stock. These amounts were not deducted from loss attributable to Common shareholders, in calculating net loss per share, as such amounts were determined to have an immaterial impact on the financial statements for all periods presented.

Recently Issued Accounting Standards

The following pronouncements have been issued by the FASB:

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS
133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is to be applied prospectively.

In May 2003, the FASB issues SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1.) manditorily redeemable financial instruments, 2.) obligations to repurchase the issuer's equity shares by transferring assets, and 3.) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's financial statements.

4.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consisted of the following:

         Computer software and equipment                         $ 124,170
         Furniture, fixtures and equipment                          26,192
                                                                 --------
                                                                   150,362
         Less accumulated depreciation and amortization           (125,854)
                                                                 ---------
         Property and equipment, net                             $  24,508
                                                                 =========

Depreciation and amortization expense was $27,069 and $41,725 for the years ended December 31, 2003 and 2002, respectively.

5.  INTANGIBLE ASSETS

Intangible assets at December 31, 2003 consisted of:

       Patents                                                   $ 112,128
       Less accumulated amortization                               (78,306)
                                                                 ---------
       Intangible assets, net                                    $  33,822
                                                                 =========

The weighted-average amortization period for the patents is approximately five years. Amortization expense for each of the years ended December 31, 2003 and 2002 related to patents totaled $21,240. Amortization expense for the next five years is estimated as follows:

                   2004                              $21,239
                   2005                                4,572
                   2006                                2,426
                   2007                                  481
                   Thereafter                          5,104

6.  NOTES PAYABLE

As part of the acquisition of Dynamics Imaging, Inc., the Company assumed approximately $418,000 of Series Promissory Notes ("Notes") with a member of the Board of Directors. These Notes bore interest at 10% per year, were payable on demand or within 180 days of issuance and were collateralized by all of the Company's intellectual property and other assets. As of December 31, 1999, borrowings totaling $600,498 were outstanding with this director under the identical terms of the original issue. Subsequent to this acquisition, the Company borrowed an additional $1,004,000 in 2000 from this director, of which $899,000 was under the same terms as the Notes and

$105,000 was under Unsecured Demand Promissory Notes ("Unsecured Notes"), which bore interest at 10% per year. Further, $309,000 was borrowed under the Unsecured Notes from a second director. As of December 31, 2000, outstanding borrowings totaling $1,763,348 with these related parties, including accrued interest of $79,150, were converted to common units and $229,300, including accrued interest of $1,500, was repaid.

During 2001, the Company borrowed $1,098,150 from this director under the same terms as previous borrowings. As of December 31, 2001, all outstanding borrowings, including accrued interest of $20,358, were converted to Class A redeemable convertible preferred shares.

Series 1 Convertible 8% Notes and Series 1 Warrants

In 2002, the Company authorized the private placement of up to $4,000,000 in "lots", each lot consisting of one Series 1 Convertible 8% Note ("Series 1 Notes") and one Series 1 Warrant ("Series 1 Warrants") exercisable for securities of the Company having a dollar value equal to 100% of the principal amount of the corresponding Series 1 Note. Principal and interest related to the Series 1 Notes are repayable within 10 days following the closing of a qualified debt or equity financing, as defined, or on their respective maturity dates 13 months from their dates of issuance, which range from July 12, 2002 through January 31, 2003. In the event of a voluntary or involuntary liquidation, the Series 1 Notes are senior to all other unsecured indebtedness. The Series 1 Notes are convertible, on the same terms and conditions, into securities the Company may issue in connection with a qualified financing, or, if no such qualified financing occurs prior to the maturity date, into common shares of the Company at $1.85 per share. The Series 1 Warrants, which expire on the earlier of i) any reorganization or reclassification of the equity securities for the Company, ii) any consolidation or merger of the Company in which the Company is not the surviving entity, iii) the sale or disposition by the Company of all or substantially all of its assets, or iv) August 31, 2009, are exercisable, on the same terms and conditions, for securities the Company may issue in connection with a qualified financing, or, if no such qualified financing occurs prior to the maturity date, into common shares of the Company at $1.85 per share.

The Company sold $3,373,000 of its Series 1 Notes and Series 1 Warrants. In connection with this financing, the Company incurred and deferred a total of $610,313 in transaction related expenses which included the issuance of placement agent unit warrants (the "Series 1 Placement Agent Warrants") to purchase $500,600 in "lots", each lot consisting of a Series 1 Note and a Series 1 Warrant. The exercise price of the Series 1 Placement Agent Warrants was 110% of the price paid by investors ($2.03 per lot). The fair value of the Series 1 Placement Agent Warrants were approximately $0.21 per warrant, or $109,108 in total, using the Black-Scholes option pricing model. Amortization of transaction related expenses for the years ended December 31, 2003 and 2002 totaled $552,894 and $57,419 respectively.

The Series 1 Notes were recorded at their original discounted value, by deducting and recording in paid-in capital, the estimated fair value, using the Black-Scholes option pricing model for the Series Warrants totaling $674,600.

On December 9, 2003, $2,878,000 of these notes and $177,761 of accrued interest were converted into common stock (see footnote 11 "Reverse Merger"). Of the remaining $495,000 of notes that were not converted into common stock, $325,000 with accrued interest had been paid prior to December 31, 2003 and the remaining $170,000 was paid in January 2004.

Series 2 Subordinated Convertible 12% Notes and Series 2 Warrants

In 2003, the Company authorized the private placement of up to $3,000,000 in "lots", each lot consisting of one Series 2 Subordinated Convertible 12% Note ("Series 2 Notes") and one Series 2 Warrant ("Series 2 Warrants") exercisable for securities of the Company having a dollar value equal to 100% of the principal amount of the corresponding Series 2 Note. At the election of the Company, the Series 2 Notes shall be converted into the Company's Common Stock at a price equal to the price of common shares issued pursuant to a Qualified Financing. A Qualified Financing is defined as the sale or a series of sales of equity securities by the Company with gross proceeds of not less than $5,000,000. A Qualified Financing also includes any merger or consolidation to which the Company is a party, and in which the party to the merger other than the Company immediately prior to the effective time of the merger or consolidation, has cash and cash equivalents, of not less than $5,000,000. The Series 2 Notes had respective maturity dates 13 months from their dates of issuance, which range from October 13, 2004 through October 30, 2004. The Series 2 Notes are convertible, on the same terms and conditions, into securities the Company may issue in connection with a qualified financing, or, if no such qualified financing occurs prior to the maturity date, into common shares of the Company at $1.85 per share. The Series 2 Warrants are exercisable at $1.85 per share for a share of the Company's Common Stock, subject to adjustments under certain circumstances. The warrants expire on December 31, 2008.

The Company sold $1,680,500 of its Series 2 Notes and Series 2 Warrants. In connection with this financing, the Company incurred and deferred a total of $244,030 in transaction related expenses which included the issuance of placement agent warrants (the "Series 2 Placement Agent Warrants") to purchase $143,050 in "lots", each lot consisting of a Series 2 Note and a Series 2 Warrant. The exercise price of the Series 1 Placement Agent Warrants is 110% of the price paid by investors ($2.03 per lot). The fair value of the Series 2 Placement Agent Warrants is approximately $0.27 per warrant, or $25,749 in total, using the Black-Scholes option pricing model.

The Series 2 Notes were recorded at their original discounted value, by deducting and recording in paid-in capital, the estimated fair value, using the Black-Scholes option pricing model for the Series 2 Warrants totaling $133,513.

On December 9, 2003, these notes and $37,501 of accrued interest were converted into common stock (see Note 11, "Reverse Merger"). The deferred transaction costs of $244,030 and warrant costs of $133,513 were recognized as interest expense in the year ended December 31, 2003.

7.  STOCKHOLDERS' (DEFICIT) EQUITY

Pursuant to the approval of the holders of common units of the Company at a Special Meeting of the Holders of the Common Units on December 18, 2002, on January 1, 2003, the Company converted, from a Delaware limited liability company to a Delaware corporation. In accordance with the Certificate of Incorporation approved at that meeting, the Company was authorized to issue 95,000,000 common shares, 2,500,000 Class A 4% redeemable convertible preferred shares, and 2,500,000 preferred shares.

Pursuant to the merger the number of shares of common stock authorized was increased from the 100,000,000 shares of common stock, par value $.0001 per share authorized under Lions Gate's Articles of Incorporation, to 150,000,000 shares of capital stock, divided into 140,000,000 shares of common stock, par value $.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share.

Through December 31, 2002 the Board of Managers has had sole and complete discretion in determining the issuance of units, including terms, conditions or rights of the units, the number of units to be issued and the price of each issuance. Initially, the Board of Managers authorized 20 million common units. The admission of new members or an increase in a member's interest due to additional capital contributions or the issuance of options, warrants, awards or convertible securities was deemed to automatically increase the number of authorized units. Effective January 1, 2003, the Board of Directors is authorized to administer these duties in accordance with the by-laws of the Company.

Class A 4% Redeemable Convertible Preferred Shares

On June 25, 2001, the Board of Managers authorized up to 2,500,000 shares of membership interest to be designated as Class A 4% Redeemable Convertible Preferred Shares (the "Preferred Shares"). Preferred Shares are non-voting securities with a liquidation value of $2.25 per unit and are entitled to a dividend at the rate of four percent (4%) per year on the liquidation value of each Preferred Share outstanding, in cash, semi-annually on June 30 and December 31 each year. Each Preferred Share outstanding will be redeemed for 100% liquidation value at the earlier of (i) December 31, 2006, or (ii) the closing of any transaction in which the common units are redeemable or exchangeable in full for cash or any combination of cash, securities or other property.

Upon liquidation or dissolution of the Company, the remaining assets of the Company shall be distributed first, to the payment of all taxes, unpaid wages, debts and liabilities of the Company (including debts and liabilities to shareholders); second, to holders of any classes of ownership interests having rights senior to the rights of the Preferred Shares; third, to the payment of accrued but unpaid dividends to the Class A shareholders on their outstanding Preferred Shares; fourth, to the holders of the Preferred Shares, at the liquidation value per Preferred Share; fifth, to holders of any classes or groups of shareholder interests in the Company having rights junior to the Preferred Shares; sixth, to the holders of the common shares.

On December 31, 2001, the Company completed a private placement of its Preferred Shares. In connection with this private placement, the Company issued 2,211,491 Preferred lots at an issuance price of $1.00 per lot. Each lot consists of one Preferred Share and one warrant to purchase a common share at an exercise price of $1.00. The warrants are exercisable at any time and expire on December 31, 2006, unless the common shares are listed on NASDAQ (National Market or Small Cap Market), the American Stock Exchange, or the New York Stock Exchange ("a major exchange"). If the common shares are listed on a major exchange and the price of the common shares equals or exceeds $3.375 per share for 20 consecutive days, the warrants will automatically expire 45 days after the occurrence of this event. Further, if the common shares are listed on a major exchange or if the Company enters into a transaction exchanging equity securities, the Company has the right to redeem the warrants, upon 45 days written notice, at 50% of the exercise price.

Additionally, as part of this transaction $1,118,508 of promissory notes and accrued interest to a related party were converted at $1.00 per share into 1,118,508 Preferred Shares in 2001. The Company incurred approximately $414,800 of transaction related expenses, including cash commissions and non-accountable expenses totaling $131,158 to the Placement Agent. In addition, the Placement Agent received 131,422 warrants (the "2001 Placement Agent Warrants") to purchase Preferred lots, each lot consisting of one Preferred Share and one warrant to purchase a common share for $1.00 per common share. The exercise price of the 2001 Placement Agent Warrants is $1.10 per lot. These warrants are exercisable at any time, expire five years from date of issuance and contain certain anti-dilution provisions.

In August 2002, the Company entered into a three-month consulting agreement with a placement agent and issued 87,616 warrants in October 2002, at the same price and terms as the 2001 Placement Agent Warrants. Using the Black-Scholes option pricing model, the fair value of these warrants totaled $11,464 or approximately $0.13 per warrant.

The Preferred Shares were converted to shares of Company common stock (see
Note 11, "Reverse Merger").

Common Shares and Warrants

During 2000, the Company completed a private placement of its common shares. In connection with this private placement, the Company issued 3,170,069 common shares at an issuance price of $2.31 per share. As part of this transaction, approximately $1,680,000 of promissory notes and accrued interest to a related party were converted at $2.31 per share into 764,118 shares, and approximately $82,000 of promissory notes and accrued interest due to the Placement Agent were converted at $2.31 per share into 40,260 shares. The Company also incurred approximately $923,500 of transaction-related expenses. Common shares have voting rights equal to one vote for each share held.

As part of the private placement, the Placement Agent received 309,908 warrants (the "2000 Placement Agent warrants") to purchase common shares at 10% above the issuance price ($1.57 per share). These warrants are exercisable at any time, expire four years from the date of issuance and contain certain anti-dilution provisions.

In August 2001, the Company entered into a financial consulting agreement with the Placement Agent and granted warrants (the "2001 Consultancy Warrants") to purchase common shares at the same price and terms as the 2000 Placement Agent warrants.

During 2002, the Company borrowed $345,149 from a related party under the same terms as previous borrowings (see Note 6 and Note 10). As of December 31, 2002, the outstanding borrowings, including accrued interest of $25,688, were converted to common shares at a price of $1.00 per share. The common shares were subject to the same anti-dilution provisions as the Preferred Shares. In connection with this transaction, the Company issued $370,837 in warrants in substantially the same form as the Series 1 Warrants resulting in a fair value of $61,806 recorded as interest expense in the 2002 statement of operations.

On December 9, 2003, all outstanding warrants were exchanged on a one-for-one basis for three-year warrants to purchase common stock at an exercise price of $1.54 per share (see Note 11, "Reverse Merger")

As of December 31, 2003 there were issued and outstanding 16,343,351 shares of common stock warrants with an exercise price of $1.54 and expiring on December 9, 2006.

8.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under an operating lease which expires on February 14, 2004. The Company is subject to its proportioned share of common area maintenance charges and real estate tax increases. Future minimum lease payments under this non-cancelable lease for the year ended December 31, 2004 is $23,965.

Rent expense for the years ended December 31, 2003 and 2002 was $117,145 and $116,371, respectively.

Litigation

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition, and results of operations or cash flows.

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer which expires on December 8, 2006. The agreement includes a base salary of $225,000 per year and has certain salary increases and bonuses included, based on milestones being reached.

Consulting Agreement

On December 8, 2003, the Company entered into a consulting agreement with Strategic Initiatives, Inc. ("Strategic") to provide investor and public relations services on behalf of the Company. In connection with the agreement, the Company paid Strategic $750,000 and issued a warrant to purchase 250,000 shares of Common Stock of the Company at an exercise price of $1.54. The Company expects Strategic to provide such investor and public relations services during fiscal 2004. The prepayment of $750,000 is included in the Consolidated Balance at December 31, 2003, as a component of prepaid expenses and other current assets.

9.  SHARE INCENTIVE PLAN

Effective September 13, 2000, the Board of Managers established a unit incentive plan (the "Share Plan") to provide for the granting of options to purchase common shares in the Company to the Board of Managers, officers, key employees and consultants at a price not less than the fair market value at the date of grant for "incentive" share options and a price not less than 75% of the fair market value at the date of grant for "non-qualified" options. Under the provisions of the Share Plan, no option will have a term in excess of 10 years.

On December 18, 2002, pursuant to the approval at a Special Meeting of the Holders of the Common Shares, the Share Plan was amended to increase the number of share options available for issuance under the Share Plan to the lesser of 15 percent of the common units outstanding calculated on a fully diluted basis, or 7,000,000 shares.

In connection with the merger, Lions Gate adopted and assumed all of DOBI Medical System's obligations under the Share Plan and increased the number of shares issuable under stock option grants to 5,630,000 shares. As of December 31, 2003 there were issued and outstanding stock options to purchase 2,862,250 shares of our common stock.

The Share Plan is administered by a Committee named by the Board of Directors and is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share and the exercise period of each option. Options granted pursuant to the Share Plan generally vest over a four-year period and are subject to accelerated vesting under certain conditions.

During years ended December 31, 2003 and 2002, the Board of Directors granted 1,676,000 and 752,375 options respectively. These options have an exercise price of $1.00 to $1.38 per share and expire 10 years from the date of grant. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The fair market value of these options was estimated at the date of grant using a Black-Scholes option pricing model. In accordance with Emerging Issues Task Force Issue No. 96-18, expense generally must be recorded based on the fair value of the stock options on the vesting date. The expense recorded for the years ended December 31, 2003 and 2002 was $34,275 and $37,777 respectively.

The following table summarizes information about stock options outstanding at December 31, 2003 and 2002:

                                                         2003                                 2002
                                        ---------------------------------------------------------------------
                                          WEIGHTED-AVERAGE      NUMBER OF      WEIGHTED-AVERAGE    NUMBER OF
                                           EXERCISE PRICE        OPTIONS       EXERCISE PRICE       OPTIONS

                                        ---------------------------------------------------------------------
Options outstanding, beginning of year           $2.31          1,787,500             $2.78         1,305,687
   Granted                                        1.06          1,676,000              1.38           752,375
   Exercised                                         -                -                 -                 -
   Forfeited                                      2.79           (601,250)             2.26          (270,562)
                                        ---------------------------------------------------------------------
Options outstanding, end of year                 $1.46          2,862,250             $2.28         1,787,500
                                        =====================================================================

Options exercisable, end of year                 $2.07            983,931             $2.12           977,833
                                        ======================================================================



Stock options outstanding at December 31, 2003 for each of the following classes of options, by exercise price, are summarized as follows:


                                    WEIGHTED-AVERAGE     NUMBER OF OPTIONS
  EXERCISE PRICE    NUMBER OF           REMAINING             CURRENTLY
                     OPTIONS        CONTRACTUAL LIFE        EXERCISABLE
  ----------------------------------------------------------------------------
           $2.31        633,750           6.7 years                598,000
           $3.46         79,625           7.2 years                 59,314
           $1.38        758,875           8.8 years                326,617
           $1.00      1,390,000           9.4 years                      -


The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2003 and 2002:

        Expected life from vest date (in years)              5
        Risk-free interest rate                          2.75%
        Volatility                                       69.6%
        Dividend yield                                       -


10.  RELATED PARTY TRANSACTIONS

In connection with the organization of the Company, a member of the Board of Directors of the Company agreed to provide his initial capital contribution and, from time to time, additional loans and/or equity capital in the form of cash or cash equivalents in an aggregate amount not to exceed $1,750,000 for the operations and working capital of the Company. This funding, which was in the form of notes payable by the Company, has been completed. In accordance with the funding agreement, $1,681,545, including interest, was converted to common stock at the completion of the first round of private equity funding in 2000.

During 2001, this same director provided bridge financing to the Company in the form of notes payable totaling $1,098,150. On December 31, 2001 the loan balance and accrued but unpaid interest totaling $20,358, was converted into 1,118,508 Class A 4% Redeemable Convertible Preferred Shares and 1,118,805 common share purchase warrants. No cash interest was paid by the Company on the loans in 2001.

During 2002, the Company borrowed $345,149 from this same director under the same terms as previous borrowings. In December, 2002, the outstanding borrowings were converted to common stock at a price of $1.00 per share. The common shares are subject to the same anti-dilution provisions as the Preferred Shares. In connection with this transaction, the Company issued $370,837 in warrants in substantially the same form as the Series 1 Warrants resulting in a fair value of $61,806 recorded as interest expense in the 2002 statement of operations.

During 2003, the Company borrowed $250,000 from this same director under the same terms as previous borrowings. As of December 1, 2003, the outstanding borrowings were converted to purchase $250,000 of Series 2 Notes.

In connection with the Company's placement of its Series 1 Notes and Series 1 Warrants through January 31, 2003, the Company recorded cash commissions and non-accountable expenses totaling $337,950 to an investment bank and issued warrants to purchase $450,600 in lots, each lot consisting of its Series 1 Notes and its Series 1 Warrants. A former member of the Board of Directors is the president of the investment bank.

In connection with the Company's placement of its Series 2 Notes and Series 2 Warrants, the Company recorded cash commissions and non-accountable expenses totaling $171,660 to an investment bank and issued warrants to purchase $143,050 in lots, each lot consisting of its Series 2 Notes and its Series 2 Warrants. A former member of the Board of Directors is the president of the investment bank.

In connection with the Company's private placement of its Class A 4% Redeemable Convertible Preferred Shares, which closed on December 31, 2001, the Company paid cash commissions and non-accountable expenses to an investment bank totaling $131,158 and issued 131,422 warrants (2001 Placement Agent Warrants) to purchase a Preferred Unit consisting of one Preferred Share and one common share purchase warrant to purchase one common share at an exercise price of $1.00 per share, subject to adjustment in certain circumstances. The exercise of the 2001 Placement Agent Warrant is $1.10 per lot. A former member of the Board of Directors is the president of the investment bank.

In connection with the Company's private placement of its common stock, which closed on December 29, 2000, the Company paid cash commissions to the Placement Agent totaling $557,398, and issued warrants (2000 Placement Agent Warrants) to purchase an aggregate of 309,908 common shares. The exercise price of the 2000 Placement Agent Warrants is $1.57 per share. A former member of the Board of Directors is the president of the investment bank.

In consideration for consulting services rendered during 2001, the Placement Agent was granted warrants dated as of August 1, 2001 (2001 Consultancy Warrants) to purchase 89.090 common shares at an exercise price of $1.57 per share. In consideration for consulting services rendered during 2002, the Placement Agent was issued warrants (2002 Consultancy Warrants) to purchase 87,616 lots, each lot consisting of (i) one Class A 4% Redeemable Convertible Preferred Shares and (ii) one common share purchase warrant. The exercise price of the 2002 Consultancy Warrants is $1.10 per lot. A former member of the Board of Directors is the president of the investment bank.

The Company had a consulting agreement with one of the equity holders of Dynamics Imaging, Inc. Under the terms of this agreement, which commenced in December 1999, the Company paid this individual a monthly fee of $10,106 plus an additional fee to cover a portion of the cost of certain benefits. The Company recorded an expense of approximately $33,800 in 2002 for these consulting services. The agreement terminated on April 1, 2002. A former member of the Board of Directors is the president of the investment bank.

11. REVERSE MERGER

On December 9, 2003, the Company merged into Lions' Gate Investment, Limited ("Lions Gate"), a publicly listed company, with the Company as the surviving entity (the "Merger"). At the time of the Merger, Lions Gate had 8,461,538 shares of common stock outstanding.

For accounting purposes the Company is the acquirer in the transaction, and consequently the transaction will be treated as a recapitalization of the company.

Prior to the Merger, Lions Gate (i) redeemed and cancelled 1,738,462 shares of its outstanding common stock from a director and three other persons for a cash payment of $250,000, and (ii) released to its other director its oil and gas licenses and certain related receivables due from such other director (valued on its books at $10,109) in exchange for 400,000 shares of its common stock held by that director, thereby reducing the total number of shares of common stock outstanding from 10,600,000 to 8,461,538 shares. Effective immediately prior to the merger, the Company engaged in a 1.53846:1 reverse stock split of its outstanding common stock, and made appropriate adjustments to its outstanding warrants, stock options, convertible debt and equity securities.

Simultaneous to the Merger, the Company closed a two-tranche private financing (the "Private Financing") in which the Company received gross proceeds of the first tranche totaling $5,500,000. In connection with the first tranche of the Private Financing, the Company issued 5,500,000 shares of common stock and 2,750,000 three-year warrants to purchase common stock at an exercise price of $1.54 per share (the "Warrants").

Pursuant to the Merger Agreement, at closing, Lions Gate issued 23,576,174 shares of its common stock to the former security holders of the Company, representing 62.8% of the outstanding Lions Gate common stock following the merger, in exchange for 100% of the outstanding capital stock of the Company and convertible promissory notes. Included in the shares of capital stock of the Company outstanding prior to the merger were (i) 16,590,920 shares of common stock of the Company, which were converted at the merger on a one-for-one basis into 16,590,920 shares of Lions Gate common stock, and (ii) 2,211,491 shares of the Company's Class A Convertible Preferred Stock, which were converted at the merger on a 1-for-1 basis into 2,211,491 shares of Lions Gate common stock. Convertible promissory notes of the Company outstanding prior to the merger included (i) $1,680,500 of outstanding indebtedness under the Company's Series 2 Convertible Notes, which represented all of the indebtedness outstanding under those notes, and which was converted, together with accrued but unpaid interest thereon, at the merger into 1,718,002 shares of Lions Gate common stock, and
(ii) $2,878,000 of outstanding indebtedness under the Company's Series 1 Convertible Notes, which represented all but $270,000 of the principal indebtedness outstanding under those notes, and which was converted, together with accrued but unpaid interest thereon, at the merger into 3,055,761 shares of Lions Gate common stock. The $270,000 of indebtedness left outstanding, plus accrued interest thereon, under the Series 1 Notes became an outstanding debt obligation of the Company following the merger. The company repaid $100,000 subsequent to the merger and the remaining debt was $170,000 as of December 31, 2003.

Pursuant to the Merger Agreement, all outstanding warrants were exchanged on a one-for-one basis for three-year Warrants to purchase commjon stock at an exercise price of $1.54 per share.

In connection with the Private Placement, the Company incurred cash transaction expenses as follows: (i) placement agent fees totaling $1,020,000, of which $660,000 were paid on closing and $360,000 are due six months from closing; (ii) transaction expenses incurred by the Company's financial consultant and Placement agent totaling $270,000 and: (iii) legal, accounting and other professional fees and expenses incurred by the Company totaling approximately $423,000. In addition, the Company issued 3,770,000 Warrants to the placement agent and its financial advisors in connection with the first tranche.

The Company used the Black-Scholes option pricing model to determine a fair value of the three-year Warrants issued in the Offering. The 3-year warrants were valued at $.14 per share.