Form 10KSB/A
period 2003-12-31
DOBI MEDICAL INTERNATIONAL INC
filed 2004-05-17
CIK 1111697

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                               (Amendment No. 1)


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

Transitional Small Business Disclosure Format (check one):  Yes ____  No [X].
                             ______________________

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                        DOBI MEDICAL INTERNATIONAL, INC.

                        2003 FORM 10-KSB/A ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                          PAGE

                                     PART I

ITEM 1.   DESCRIPTION OF  BUSINESS                                           1

ITEM 2.   DESCRIPTION  OF  PROPERTY                                          4

ITEM 3.   LEGAL PROCEEDINGS                                                  4

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                4

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           5


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          13

ITEM 7.   FINANCIAL STATEMENTS                                               18

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                18

ITEM 8A.  CONTROLS AND PROCEDURES                                            18


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT         19

ITEM 10.  EXECUTIVE COMPENSATION                                             22

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         24

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     26

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   28

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             28

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

         WE MAY BE SUED FOR PRODUCT LIABILITY IN THE FUTURE, WHICH MAY EXCEED OUR INSURANCE LIMITS. We may be held liable if any product we develop in the future, or any product which is made with the use of any of our technologies, causes injury or is found otherwise defective during product testing, manufacturing, marketing or sale. Although we have product liability insurance, we may not have insurance coverage sufficient in amount and scope against potential liabilities or the claims may be excluded from coverage under the terms of the policy. Further, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost, which could prevent or inhibit the commercialization of our products or technologies. If we are sued for any injury caused by our products or technology, our liability could exceed our total assets. Any claims against us, regardless of their merit or eventual outcome, could have a material adverse effect upon our business.

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

          On January 30, 2004, we changed our corporate name to DOBI Medical International, Inc. and our state of incorporation to Delaware pursuant to an Agreement and Plan of Merger, dated as of January 29, 2004, between Lions Gate and DOBI Medical International. This transaction was approved by the holders of a majority of the outstanding common stock of Lions Gate by written consent in lieu of a special meeting of the shareholders of Lions Gate, all as more fully described in Lions Gate's Definitive Information Statement on Schedule 14C, which was filed with the SEC on January 9, 2004. DOBI Medical Systems continues as a wholly-owned, operating subsidiary of DOBI Medical International, Inc.

          DOBI Medical Systems was formed initially as a limited liability company in Delaware on October 26, 1999. In December 1999, DOBI Medical Systems acquired substantially all the assets of Dynamics Imaging, Inc., including a number of patents and trade secrets that form the basis for its current proprietary technology position.

          Since our future business will be that of DOBI Medical only, and the former DOBI Medical Systems stockholders control the merged companies, the information in this Annual Report is that of DOBI Medical as if DOBI Medical Systems had been the registrant for all the periods presented in this Report. Management's Discussion and Analysis or Plan of Operation presented in this Item 6 and audited consolidated financial statements presented in Item 7 of this Report are also those of DOBI Medical Systems, as these provide the most relevant information about us on a continuing basis.

          For accounting purposes, the Company was the acquirer in the December 2003 reverse merger transaction, and consequently the transaction is treated as a recapitalization of the company. DOBI Medical's financial statements are the historical financial statements of the post-merger entity.

          We are a developmental stage company with no revenue. Our goal is to establish the ComfortScan(TM) system as the new standard of imaging-based diagnostic care in the United States and international medical community. The first steps in attaining this goal are to receive FDA approval for the ComfortScan system as a complement to mammography and establish the ComfortScan system as a recognized and widely utilized technology to aid physicians in the effective diagnosis of breast cancer.

          We will continue to aggressively seek distribution alliances in international markets. We have entered into distribution agreements in select countries in Latin America, Europe and the Asia-Pacific regions. We expect to begin shipping commercial versions of our ComfortScan system to these international markets pursuant to FDA export regulations in the third quarter of 2004 under our CE Marking where FDA or similar governmental approval is not required.

          We have successfully completed four of the five required steps in the PMA process. A clinical test of approximately 1,200 patients involving 180 malignancies is the final step to complete the fifth module of our PMA and is expected to take approximately six to nine months to complete after it begins. Module 5 is expected to be submitted to the FDA by mid-2005 with FDA review expected to take approximately six months. If the FDA determines within this anticipated time period that the submission meets the regulatory and statutory requirements, FDA approval to market the device as an adjunct to mammography in the United States could issue in the fourth quarter of 2005.

          The development requirements for the first commercial version of our ComfortScan system are largely complete. In order to achieve the above-mentioned goals, it will be necessary to complete the product roll-out process, update our CE approvals and FDA regulatory markings, invest in production-level tooling, establish a manufacturing facility compliant with good manufacturing practices, identify and finalize agreements with additional distributors, finalize the PMA protocol with the FDA, recruit and train additional PMA sites, and update training programs for technicians and users. We expect to hire an additional 15 employees by mid-year 2004 in order to expand our efforts in these areas, and our expenses expect to increase to approximately $1,400,000 per quarter. In addition, we expect to make investments in property and equipment of approximately $400,000. While we believe that we will meet our goals as specified above, we cannot be certain that we will do so. See "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" at the end of this section.



APPLICATION OF CRITICAL ACCOUNTING POLICIES


          In connection with achieving our business goals, we must incur research and development expenses, general and administrative expenses, clinical expenses and sales and marketing expenses.


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


          We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carryforwards. We have established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. We believe it is more likely than not that we will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $2,000,000 is provided.

          As of December 31, 2003, we have approximately $5,000,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2023. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As a development stage enterprise, we have not had to make material estimates which have an effect on our financial presentation. When appropriate, we will adopt revenue recognition accounting policies that reflect our business model at that time.

Off-balance sheet arrangements

          Our office facilities are subject to a 5-year operating lease requiring monthly lease payments of approximately $20,000 per month. We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.


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

     In order to achieve the above-mentioned milestones, it will be necessary to complete the product roll-out process, update our CE and FDA regulatory markings, invest in production-level tooling, establish a manufacturing facility compliant with good manufacturing practices, identify and finalize agreements with additional distributors, finalize the PMA protocol with the FDA, recruit and train additional PMA sites, and update training programs for technicians and users. We will hire an adequate number of personnel to expand our efforts in these areas, and our expenses will increase to approximately $1,400,000 per quarter. In addition, we will make investments in property and equipment of approximately $400,000. While we believe that we will achieve the milestones required by tranche 2 of the private placement by our fiscal third quarter, there can be no assurance that we will do so.

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

         DAVID H. CLARKE is a co-founder of DOBI Medical Systems and became a member of our board in December 2003. Mr. Clarke had been a director of DOBI Medical Systems since December 1999. Mr. Clarke is the controlling stockholder of Lake Worth Ventures, Inc., which was the largest stockholder of DOBI Medical Systems and, as a result of the merger, is our largest stockholder. Since 1995, Mr. Clarke has been the Chairman and CEO of Jacuzzi Brands, Inc. (formerly U.S. Industries, Inc.), a New York Stock Exchange-listed company. Prior to joining Jacuzzi Brands, Mr. Clarke was Deputy Chairman and Chief Executive Officer of Hanson Industries, Inc., as well as Vice Chairman of Hanson plc. Mr. Clarke also serves on the Board of Fiduciary Trust Company International and serves as an Advisory Director for Sterling Financial Group of Companies, Inc., an investment banking firm which served as the placement agent in the private placement which we completed in connection with the reverse merger and served as placement agent in four previous private placements.

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

Exhibit Number and Description


3.1             Certificate of Incorporation.(1)
3.2             By-Laws.(1)
14.1            Code of Business Conduct and Ethics.(2)
14.2            Code of Ethics for CEO and Senior Financial Officers.(2)
21.1            Subsidiaries of DOBI Medical International, Inc.(2)
31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certificate Pursuant To 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
99.1            Audit Committee Charter.(2)
99.2            Compensation Committee Charter.(2)
____________________
(1) Filed with the Current Report on Form 8-K, dated January 30, 2004 and filed with the SEC on February 2, 2004.

(2)      Previously filed

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



Dated:  May 14, 2004                     DOBI MEDICAL INTERNATIONAL, INC.



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


NAME                          TITLE                            DATE



/s/Phillip C. Thomas          Director and Chief Executive     May 14, 2004
--------------------------    Officer
Phillip C. Thomas

/s/Michael Jorgensen          EVP, Chief Financial Officer     May 14, 2004
--------------------------
Michael Jorgensen

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

/s/ ERNST & YOUNG LLP


Metro Park, New Jersey
July 11, 2003, except for the second paragraph of Footnote 2, as to which the date is February 17, 2004

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


Issuance/Conversion of preferred stock for
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

Research and Development


Research and development costs are expensed as incurred. These expenses consist primarily of compensation, benefits and related expenses for personnel engaged in research and development activities, outside contract and consulting expenses, materials and supplies, and personnel costs to produce prototype units and develop manufacturing processes, methods and templates.

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

Net Loss Per Common share


Basic net loss per common share has been computed using the weighted average number of common shares outstanding during the periods presented. There were no common stock equivalents consisting of options and warrants which were required to be included in the calculation of diluted loss per share for the periods presented. Total stock options and warrants outstanding as of December 31, 2003 equaled 2,862,250 and 16,343,351, respectively.


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


DOBI Medical Systems' chief executive officer and director was indebted to DOBI Medical Systems pursuant to a limited recourse promissory note which was paid in full in December 2002. As of January 1, 2001, the principal amount of the note was $225,000, and from the date of the loan to payment of the note in full, the note bore interest at the annual rate of 6%, payable annually in arrears. The original amount of the note, $225,000, was used by the chief executive officer and director to purchase 2,925,003 shares of common stock of DOBI Medical Systems.

Immediately prior to the closing of the reverse merger and the private placement transaction, Lions Gate Investment purchased and redeemed 1,000,000 shares of common stock held by a director and the former Chief Financial Officer, Treasurer and Secretary of Lions Gate Investment, for $143,805.27.


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