Form 10QSB
period 2004-03-31
DOBI MEDICAL INTERNATIONAL INC
filed 2004-05-17
CIK 1111697

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             For the Transition Period from ________ to ___________

                          Commission File No.: 0-32523

                        DOBI MEDICAL INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                      DELAWARE                                                       98-0222710
         -----------------------------------                           -----------------------------------
         (State or other jurisdiction of                               (I.R.S. Employer Identification No.)
         incorporation or organization)


                   1200 MACARTHUR BLVD.
                         MAHWAH, NJ                                                     07430
         --------------------------------------------                  -----------------------------------
         (Address of principal executive offices)                                     (Zip Code)


                                                         (201) 760-6464
                                                ---------------------------------
                                                   (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

As of May 3, 2004, 37,687,995 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes[ ]   No [X].


DOCUMENTS INCORPORATED BY REFERENCE:  None.

================================================================================

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                   Condensed Consolidated Financial Statements
                                 March 31, 2004
                                   (unaudited)

                                      Index

Part I - Financial Information

   Item 1.  Financial Statements                                                      Page

         Condensed Consolidated Balance Sheet at March 31, 2004                         3

         CondensedConsolidated Statements of Operations for the Three Month
                  Periods ended March 31, 2004 and 2003 and for the Period from
                  September 7, 1999 (Inception) to March 31, 2004                       4

         CondensedConsolidated Statements of Cash Flows for the Three Month
                  Periods Ended March 31, 2004 and 2003 and for the Period from

                  September 7, 1999 (Inception) to March 31, 2004                      5-6

         Notes to Condensed Consolidated Financial Statements                          7-9

   Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                10-13

   Item 3.  Controls and Procedures                                                     14

Part II -  Other Information

   Item 1.  Legal Proceedings                                                           15

   Item 2.  Changes in Securities                                                       15

   Item 3.  Defaults Upon Senior Securities                                             15

   Item 4.  Submission of Matters to a Vote of Security Holders                      15-16

   Item 5.  Other Information                                                           16

   Item 6.  Exhibits and Reports on Form 8-K                                            16

   Signatures                                                                           17

Part I - Financial Information

Item 1.  Financial Statements

                 DOBI Medical International, Inc. and Subsidiary

                          (A Development Stage Company)

                      Condensed Consolidated Balance Sheet

                                 March 31, 2004
                                   (Unaudited)

              ASSETS

              Current assets:

                   Cash and cash equivalents                                                 $      871,722
                   Prepaid expenses and other current assets                                        881,565
                   Inventory                                                                         59,703
                                                                                            ----------------
              Total current assets                                                                1,812,990

              Property and equipment, net                                                            79,578
              Intangible assets, net                                                                 28,336
              Other assets                                                                           80,004
                                                                                            ----------------
              Total assets                                                                   $    2,000,908
                                                                                            ================

              LIABILITIES AND STOCKHOLDERS' EQUITY
              Current liabilities:

                   Accounts payable                                                          $      247,738
                   Accrued expenses                                                                 532,406
                   Deferred revenue                                                                  43,645
                                                                                            ----------------
              Total current liabilities                                                             823,789

              Stockholders' Equity
                   Preferred stock, $.0001 par value, 10,000,000 shares
                     authorized, none issued and outstanding                                              -
                   Common stock, $.0001 par value, 140,000,000 shares
                     authorized, 37,687,995 issued and outstanding                                    3,769
                   Additional paid-in capital                                                    19,227,206
                   Deficit accumulated during development stage                                 (18,053,856)
                                                                                            ----------------
              Total stockholders' equity                                                          1,177,119
                                                                                            ----------------
              Total liabilities and stockholders' equity                                     $    2,000,908
                                                                                            ===============

              See notes to condensed consolidated financial statements

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                         Three months ended                 Period from
                                                                              March 31,                   September 7, 1999
                                                                --------------------------------------      (inception) to
                                                                      2004                2003              March 31, 2004
                                                                ------------------ ------------------- ---------------------
Research and development expenses                                       $ 503,639           $ 328,053           $ 7,405,893
General and administrative expenses                                       476,987             290,492             4,844,213
Clinical program expenses                                                 128,993              45,908             1,845,063
Sales and marketing expenses                                              205,519             114,695             1,976,062
Interest expense                                                            2,120             348,195             2,167,776
Interest income                                                           (3,925)               (117)             (185,150)
                                                                ------------------ ------------------- ---------------------
Net loss                                                            $ (1,313,333)       $ (1,127,226)        $ (18,053,857)
                                                                ================== =================== =====================

Basic and diluted loss per common share                               $   ( 0.03)          $   (0.06)
                                                                ================== ===================

Weighted average common shares, basic and diluted                      37,539,363          18,798,243
                                                                ================== ===================


See notes to condensed  consolidated  financial statements

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                  Three months ended                Period from
                                                                                        March 31,                September 7, 1999
                                                                         --------------------------------------    (inception) to
                                                                                2004                2003           March 31, 2004
                                                                         ------------------ ------------------- --------------------
OPERATING ACTIVITIES

Net loss                                                                     $ (1,313,333)     $(1,127,226)       $(18,053,856)
Adjustments to reconcile net loss to
net cash used in operating activities:

   Depreciation and amortization                                                   11,954           12,413             216,274
   Amortization of financing costs                                                      -          284,224             854,343
   Loss on sale of equipment                                                            -                -                 334
   Write-off of purchased in-process research and development costs                     -                -           1,023,525
   Interest receivable in connection with share subscription
      notes charged to equity                                                            -               -             (14,625)
   Stock based compensation                                                         3,234           21,069             382,081
   Accrued interest converted to equity                                                 -                -             340,454
   Accretion of discount on Series 1and 2 Convertible Notes                             -                -             808,113
   Common stock warrants in connection with
      the conversion of notes payable                                                   -                -              61,806
   Changes in assets and liabilities:
     (Increase) decrease in other current assets                                  (66,118)           3,397            (880,053)
      (Increase) in inventory                                                     (59,703)                             (59,703)
      (Increase) decrease in other assets                                         (64,321)         (45,808)              7,231
      Increase (decrease) in accounts payable                                     (16,322)         (50,243)            513,214
      Increase (decrease) in accrued expenses                                     (20,018)         (63,092)            180,802
      Increase in deferred revenue                                                                                      43,645
                                                                            --------------- ---------------- -------------------
Net cash used in operating activities                                          (1,524,627)        (965,266)        (14,576,415)

INVESTING ACTIVITIES

Purchase of business, net of cash received                                              -                -            (500,000)
Purchase of property and equipment                                                (61,538)          (4,340)           (177,642)
Patent costs                                                                            -                -             (43,022)
Proceeds from sale of equipment                                                         -                -                 250
                                                                            --------------- ---------------- -------------------
Net cash used in investing activities                                             (61,538)          (4,340)           (720,414)

FINANCING ACTIVITIES

Proceeds from founding members                                                          -                -             525,000
Cash paid for transaction costs associated with equity transactions                     -                -          (2,008,107)
Cash paid for transaction costs associated with debt transactions                       -         (142,950)           (719,485)
Deferred offering costs                                                                 -                -             (75,000)
Proceeds from subscriptions receivable - Class A preferred shares                       -                -             940,020
Dividends - Class A redeemable convertible preferred units                              -                -            (132,689)
Proceeds from share subscription note - related party                                   -                -             239,625
Proceeds (payments) - Series 1 and Series 2 Convertible Notes                    (170,000)       1,083,000           4,386,000
Proceeds from notes payable, net                                                        -                            3,113,799
Proceeds from sale of common stock                                                      -                           10,128,688
Repayment of notes payable                                                              -                -            (229,300)
                                                                            --------------- ---------------- -------------------
Net cash (used in) provided by financing activities                              (170,000)         940,050          16,168,551

Increase in cash and cash equivalents                                          (1,756,165)         (29,556)            871,722
Cash and cash equivalents at beginning of year/period                           2,627,887          628,407                   -
                                                                            --------------- ---------------- -------------------
Cash and cash equivalents at end of year/period                                 $ 871,722        $ 598,851           $ 871,722
                                                                            =============== ================ ===================

See accompanying notes to condensed consolidated financial statements

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                Consolidated Statements of Cash Flows (continued)
                                   (unaudited)


                                                                             Three months ended                   Period from
                                                                                   March 31,                   September 7, 1999
                                                                      -----------------------------------        (inception) to
                                                                             2004                2003             March 31, 2004
                                                                      ------------------ ----------------    --------------------
Supplemental disclosures of cash flow information

Cash paid during the period for interest                               $       2,120      $           -       $        92,730
                                                                      =================  ================    ====================


Income taxes paid                                                                  -                 -       $             -
                                                                      =================  ================    ====================
Purchase of business, net of cash received:
   Fair value of assets purchased                                                  -                 -        $      (109,693)
   Acquisition of in-process research and development costs                        -                 -              1,023,525)
   Assumption of promissory notes                                                  -                 -                417,877
   Transaction costs                                                               -                 -                56,250
   Issuance of shares                                                              -                 -                159,091
                                                                         ----------------- ----------------  --------------------
Net cash used to acquire business                                                  -                 -       $       (500,000)
                                                                         ================= ================  ====================
Non-cash investing and financing activities:
   Conversion of notes payable and accrued interest to common stock                -                 -       $     8,026,451
                                                                         ================= ================  ====================
   Conversion of Class A preferred shares to common stock                          -                 -              1,307,846
                                                                         ================= ================  ===========--=======
   Share subscription note                                                         -                 -                239,625
                                                                         ================= ================  ====================
   Transaction costs in accrued expenses in connection with
      sale of common stock                                                         -                 -       $         27,500
                                                                         ================= ================  ====================
   Issuance of common warrants for consulting                                      -                 -       $        326,348
                                                                         ================= ================  ====================
   Accretion of Class A redeemable convertible preferred shares                    -        $      48,678    $        364,334
                                                                         ================= ================  ====================

See notes to consolidated financial statements

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1.  Organization of Business

The consolidated financial statements include the accounts of DOBI Medical International, Inc. and its wholly-owned subsidiary, DOBI Medical Systems, Inc. All significant inter-company balances and transactions have been eliminated.

The Company was formed to acquire and further develop a new technology for imaging of the human body, referred to as Dynamic Optical Breast Imaging, ("DOBI" (R)).

2. Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB filed on February 18, 2004 with the Securities and Exchange Commission.

The Company's principal activities to date have been in the research and development of a medical diagnostic system known as the ComfortScan (TM) system, which is an optically-based medical device for improved diagnosis of breast cancer as a complement to mammography. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, Development Stage Enterprises, since planned principal operations have not yet commenced.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a development stage enterprise and its continued existence is dependent upon its ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. The Company has yet to generate a positive internal cash flow, and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

In the event that the Company is unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions that are acceptable to the Company, we may have to cease or severely curtail our operations. This would materially impact the Company's ability to continue as a going concern. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for operating requirements to date. There is no assurance that, if and when FDA premarket approval is obtained, the ComfortScan system will achieve market acceptance or that the Company will achieve a profitable level of operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.  Summary of Significant Accounting Policies

Equity-Based Compensation

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which establishes a fair value based method of accounting for equity-based compensation plans, the Company has

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("FAS 148"). This standard amends the disclosure requirements of FAS 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company follows the disclosure-only provisions of FAS 123 which require disclosure of the pro forma effects on net income (loss) as if the fair value method of accounting prescribed by FAS 123 had been adopted, as well as certain other information.

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

During three months ended March 31, 2004, the Board of Directors granted 715,000 options. These options have various exercise prices from $2.50 to $3.30 per share. They expire 10 years from the date of grant. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The fair market value of these options was estimated at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period. The expenses recorded for the three months ended March 31, 2004 and 2003 were $3,234 and $8,569 respectively.

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following three months ended March 31:



                                                                                2004                2003
                                                                         ------------------- --------------------

Net loss, as reported                                                         $ (1,313,333)        $ (1,127,226)

Add total stock-based compensation, as reported                                      3,234                8,569
Deduct total stock-based compensation determined
   under fair value based method for all awards                                                         (25,036)
                                                                                   (73,467)
                                                                         ------------------- --------------------
Pro forma net loss                                                            $ (1,383,566)        $ (1,143,693)
                                                                         =================== ====================
Basic and diluted loss per common share - as reported                           $   ( 0.03)          $    (0.06)
                                                                         =================== ====================
Pro forma loss per share basic and diluted                                      $   ( 0.04)          $    (0.06)
                                                                         =================== ====================


Net Loss Per Common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. There were no common stock equivalents consisting of options and warrants which were required to be included in the calculation of diluted loss per share for the periods presented. The total number of stock options and warrants outstanding as of March 31, 2004 was 3,577,250 and 16,056,102 respectively.

Recently issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B ("Public SBs"), must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. Management does not believe that the adoption of this pronouncement will have a material effect on the Company's financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Please read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this report. This
Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 under the heading "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1935", as well as those discussed in this report and elsewhere, and in our 2003 Annual Report on Form 10-KSB filed on February 18, 2004. Unless otherwise specified or the context requires otherwise, the terms "we", "us", "our" and the "Company" refer to DOBI Medical International, Inc. and its subsidiary, DOBI Medical Systems, Inc.

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

         Since our future business will be that of DOBI Medical only, and the former DOBI Medical Systems stockholders control the merged companies, the information in this Annual Report is that of DOBI Medical as if DOBI Medical Systems had been the registrant for all the periods presented in this Report. Management's Discussion and Analysis or Plan of Operation presented in this Item
2. and audited consolidated financial statements presented in Item 1 of this Report are also those of DOBI Medical Systems, as these provide the most relevant information about us on a continuing basis.

         For accounting purposes, DOBI Medical Systems was the acquirer in the December 2003 reverse merger transaction, and consequently the transaction is treated as a recapitalization of the company. DOBI Medical's financial statements are the historical financial statements of the post-merger entity.

         We are a development-stage company with no revenue. Our goal is to establish the ComfortScan(TM) system as the new standard of imaging-based diagnostic care in the United States and international medical community. The first steps in attaining this goal are to receive FDA approval for the ComfortScan system as a complement to mammography and establish the ComfortScan system as a recognized and widely utilized technology to aid physicians in the effective diagnosis of breast cancer.

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

         We have successfully completed four of the five required steps in the premarket approval ("PMA") process. A clinical test of approximately 1,200 patients involving 180 malignancies is the final step to complete the fifth module of our PMA and is expected to take approximately six to nine months to complete after it begins. Module 5 is expected to be submitted to the FDA by mid-2005 with FDA review expected to take approximately six months. If the FDA determines within this anticipated time period that the submission meets the regulatory and statutory requirements, FDA approval to market the device as an adjunct to mammography in the United States could issue in the fourth quarter of 2005.

         The development requirements for the first commercial version of our ComfortScan system are largely complete. In order to achieve the above-mentioned goals, it will be necessary to complete the product roll-out process, maintain our CE Mark and ISO certifications, and obtain a FDA export license, which may require passing a comprehensive inspection of our facility, invest in production-level tooling, establish a manufacturing facility compliant with good manufacturing practices, identify and finalize agreements with additional distributors, finalize the PMA protocol with the FDA, recruit and train additional PMA clinical test sites, and update training programs for technicians and users. We expect to hire an adequate number of employees by mid-year 2004 in order to expand our efforts in these areas, and our expenses are expected to increase to approximately $1,400,000 per quarter. In addition, we expect to make investments in property and equipment of approximately $400,000. While we believe that we will meet our goals as specified above, we cannot be certain that we will do so

         To date, we have updated our production processes for the first commercial version of the ComfortScan system, renewed our CE Mark, and have invested in production-level tooling in order to commence production of the ComfortScan system in the third quarter of 2004. We are in the process of finalizing the PMA protocol with the FDA, and are on plan to commence the final PMA clinical trial by September 2004. We have upgraded several investigative devices to the current version of the ComfortScan system, and have shipped two investigational ComfortScan system devices to locations in Europe in order to commence local clinical trials and obtain local regulatory approves to sell the ComfortScan system commercially. We continue to recruit distributors in countries that do not require FDA approval in order to market the Comfort scan system. We believe that we are currently meeting our business plan goals to execute the commercialization of the ComfortScan system. While we believe that we will continue to meet our business plan goals in the future, we cannot be certain that we will do so.

RESULTS OF OPERATIONS

COMPARISON OF 3 MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

         Research and development expenses increased approximately $175,000, or 54%, from $328,000 to approximately $504,000 for the three months ended March 31, 2004 compared to the prior year. Substantially all of this increase was attributed to the increased number of personnel recruited to finalize the upgrading, and documentation of our investigational prototypes of the ComfortScan system for developmental testing and for refining the engineering of the hardware and software.

         General and administrative expenses increased approximately $186,000, or 64%, from $290,000 to approximately $477,000 for the three months ended March 31, 2004 compared to the prior year. This increase was mainly due to the additional cost associated with the addition of financial and legal personnel of approximately $74,000, higher insurance costs of approximately $55,000 and consulting costs of approximately $41,000. Many of these additional costs relate to the reverse merger in December 2003 and ongoing costs related to the company having additional requirements as a public entity.

         Clinical program expenses increased approximately $83,000, to $129,000 for the three months ended March 31, 2004 compared to the prior year due to the increased number of personnel recruited to manage clinical programs in the US and abroad. These additional costs included site costs, personnel costs, and travel expenses.

         Sales and marketing expenses of approximately $206,000 for the three months ended March 31, 2004 reflect an increase of approximately $91,000, primarily in consulting costs, compared to the prior year.

         Interest expense for the three months ended March 31, 2003 consisted of minor financing of operational costs. For the three months ended March 31, 2003, interest expense of $348,000 was primarily for Series 1 Convertible Promissory Notes, most of which were converted into common stock in December 2003.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception through the issuance of equity and debt securities, generating approximately $20,000,000 in gross proceeds to date, described chronologically as follows.

         During the year 2000, DOBI Medical completed its first private placement of shares, issuing 3,170,069 common shares at an issuance price of $2.31 per share, generating gross proceeds of approximately $7,316,000. In 2001, DOBI Medical Systems completed a private placement of 2,211,491 units of its class A convertible preferred shares at an issue price of $1.00 per lot (each lot consisting of one unit of class A convertible preferred shares and one warrant to purchase common shares), generating gross proceeds of approximately $2,211,000. In 2003, DOBI Medical completed the sale of its series 1 convertible 8% notes and warrants in the amount of $3,373,000. Later in 2003, the Company completed the sale of its series 2 convertible 12% notes and warrants in the amount of $1,680,000.

         Also in 2003, DOBI Medical merged into a publicly listed company in which it was the surviving entity and simultaneously completed the first tranche of a two tranche private placement in which we issued 5,500,000 shares of common stock at a price of $1.00 per share and 2,750,000 three-year warrants to purchase common stock at an exercise price of $1.54 per share, generating gross proceeds of $5,500,000. Gross proceeds from the second tranche are expected to be $3,000,000. The closing of the second tranche is conditioned on the following:

      o completion of at least 20 patient clinical test scans after the commencement of FDA Module 5;

      o shipment of at least 10 revenue-producing and production level ComfortScan systems; and

      o our loss from operations for the two complete fiscal quarters ending immediately following the closing of the merger, not exceeding approximately $3,400,000.

         As of March 31, 2004, we had working capital of approximately $1,177,000. Net cash used in operating activities during the three months ended March 31, 2004 totaled approximately $1,525,000, and capital expenditures totaled approximately $62,000.

           In order to achieve the above-mentioned milestones, it will be necessary to complete the product roll-out process, maintain our CE Mark and ISO certifications, update our previously accepted FDA regulatory modules 1 - 4, invest in production-level tooling, establish a manufacturing facility compliant with good manufacturing practices, identify and finalize agreements with additional distributors, finalize the PMA protocol with the FDA, recruit and train additional PMA sites, and develop updated training programs for technicians and users. We will hire an adequate number of personnel to expand our efforts in these areas, and our expenses will increase to approximately $1,400,000 per quarter. In addition, we will make investments in property and equipment of approximately $400,000.

         While we believe that we will achieve the milestones required by tranche 2 of the private placement during 2004, there can be no assurance that we will do so.

         We continue to explore various options to raise enough funds to complete the formal clinical testing related to the PMA, and to continue product enhancement, the establishment of international and domestic distribution networks as well as the necessary support structure to meet customer requirements. The Company has yet to generate cash flow from operations, and until the sales of our product begin, we are totally dependent upon debt and equity funding from outside investors.

         In that connection, a placement agent has undertaken to use its best efforts to privately place an additional $5.0 million to $10.0 million in our securities in a PIPE (private-investment, public-equity) transaction by May 31, 2004, and we have granted this placement agent the exclusive right to do so for seven months after the closing of the reverse merger. The placement agent's undertaking to manage the transaction and act as lead placement agent is subject to several factors, including market conditions and no adverse change in our business and prospects. In the event that we are unable to obtain equity or debt financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements contained in this "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report may contain information that includes or is based upon certain "forward-looking statements" within the meaning of the Securities Litigation Reform Act 1995 relating to the business of DOBI Medical. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipate", "plans", "believes", "expects", "project", "intends", or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

      o our ability to secure the additional financing adequate to execute our business plan;

      o     the success of product development and research efforts;

      o our ability to timely meet United States and foreign government regulations, and related industry regulations and standards;

      o our ability to timely and successfully complete our patient clinical trials;

      o our ability to timely and successfully complete and submit our premarket approval application to the FDA;

      o timely and final approval by the FDA of our ComfortScan system as a complement to mammography, which approval and commercial availability in the US cannot be assured;

      o delays in the manufacturing process caused by our inabilities or the inabilities of our subcontractors to timely meet our specifications;

      o our ability to establish and maintain international and domestic distribution networks,

      o our ability to meet the quality standards and requirement to maintain our CE Mark and ISO certifications, and successfully pass FDA inspections;

      o     our ability to timely export our products to international markets;

      o the acceptance and use of our ComfortScan system by physicians, imaging clinics, and patients both in international and domestic markets;

      o exiting or new competitors developing superior diagnostic imaging technologies;

      o our ability to meet the performance milestones and obtain the funding to close on the second tranche of the private placement we completed in December, 2003;

      o the success of our investor relations program to create and sustain interest and liquidity in our stock, which is thinly traded over the counter;

      o our ability to obtain third party reimbursement from government and private payers; and

      o     our ability to compete on price and quality.

         Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider, including our 2003 Annual Report on Form 10-KSB filed on February 18, 2004. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3.  Controls and Procedures

         Evaluation of disclosure, controls and procedures. At the period end of this Quarterly Report on Form 10-QSB, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the quarter covered by this report, that:

         The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified.

         That Company's disclosure controls and procedures are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding the required disclosure.

         There have been no changes in the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting during the period covered by this Quarterly Report.

Part II - Other Information

Item 1.   Legal Proceedings.

          We are not a party to any pending or threatened legal proceedings.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

         As reported in our 2003 Annual Report on Form 10-KSB filed with the SEC on February 18, 2004, the holders of a majority of our outstanding common stock executed a written consent dated December 10, 2003 in favor of the actions described below and that are described in greater detail in the definitive Information Statement on Schedule 14C filed with the SEC on January 9, 2004. A copy of that Information Statement was mailed to all shareholders of record commencing on January 9, 2004. This consent satisfied the stockholder approval requirement for the proposed actions and allowed us to take the following actions effective on January 30, 2004:

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

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

         a) Exhibits

          31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K

      1. We filed a Form 8-K on February 2, 2004 regarding our reincorporation from Nevada to Delaware on January 30, 2004 pursuant to an Agreement and Plan of Merger dated January 29, 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 14, 2004                  DOBI MEDICAL INTERNATIONAL, INC.


                                      By:/s/ Phillip C. Thomas
                                         --------------------------------------
                                         Phillip C. Thomas
                                        Chief Executive Officer


                                      By:/s/ Michael R. Jorgensen
                                         --------------------------------------
                                         Michael R. Jorgensen
                                         EVP, Chief Financial Officer