Form 10QSB
period 2004-06-30
DOBI MEDICAL INTERNATIONAL INC
filed 2004-08-16
CIK 1111697

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Transition Period from ________ to ___________

                          Commission File No.: 0-32523

                        DOBI MEDICAL INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


              DELAWARE                                  98-0222710
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


         1200 MacArthur Blvd.
               Mahwah, NJ                                  07430
----------------------------------------    ------------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

As of August 4, 2004, 37,694,322 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X].


DOCUMENTS INCORPORATED BY REFERENCE:  None.

================================================================================

                          DOBI Medical International, Inc. and Subsidiary
                                   (A Development Stage Company)
                            Condensed Consolidated Financial Statements
                                           June 30, 2004
                                            (unaudited)


                                               Index

Part I - Financial Information

   Item 1.  Financial Statements                                                                    Page

         Condensed Consolidated Balance Sheet at June 30, 2004                                      3

         Condensed Consolidated Statements of Operations for the Three  and Six Month
                  Periods ended June 30, 2004 and 2003 and for the Period from
                  September 7, 1999 (Inception) to June 30, 2004                                    4

         Condensed Consolidated Statements of Cash Flows for the Six Month
                  Periods Ended June 30, 2004 and 2003 and for the Period from
                  September 7, 1999 (Inception) to June 30, 2004                                    5-6

         Notes to Condensed Consolidated Financial Statements                                       7-9

   Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                               10-13

   Item 3.  Controls and Procedures                                                                 14

Part II  -  Other Information

   Item 1.  Legal Proceedings                                                                       15

   Item 2.  Changes in Securities                                                                   15

   Item 3.  Defaults Upon Senior Securities                                                         15

   Item 4.  Submission of Matters to a Vote of Security Holders                                     15-16

   Item 5.  Other Information                                                                       16

   Item 6.  Exhibits and Reports on Form 8-K                                                        16

   Signatures                                                                                       17


Part I - Financial Information

Item 1 - Financial Statements




                             DOBI Medical International, Inc. and Subsidiary
                                      (A Development Stage Company)
                                  Condensed Consolidated Balance Sheet
                                              June 30, 2004
                                               (Unaudited)

         ASSETS

         Current assets:
                  Cash                                                                          $     96,780
                  Prepaid expenses and other current assets                                          347,810
                  Inventory                                                                          130,876
                                                                                                ------------
         Total current assets                                                                        575,466

         Property and equipment, net                                                                 247,071
         Intangible assets, net                                                                       22,850
         Other assets                                                                                175,688
                                                                                                ------------
         Total assets                                                                           $  1,021,075
                                                                                                ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
                  Accounts payable                                                              $    634,761
                  Accrued expenses                                                                   741,044
                  Deferred revenue                                                                    87,290
                                                                                                ------------
         Total current liabilities                                                                 1,463,095

         Stockholders' deficiency
               Preferred stock, $.0001 par value, 10,000,000 shares
                  authorized, none issued and outstanding                                                  -
               Common stock, $.0001 par value, 140,000,000 shares
                  authorized, 37,694,322 issued and outstanding                                        3,769
               Additional paid-in capital                                                         19,246,340
               Deficit accumulated during development stage                                      (19,692,129)
                                                                                                ------------
         Total stockholders' deficiency                                                             (442,020)
                                                                                                ------------
         Total liabilities and stockholders' deficiency                                         $  1,021,075
                                                                                                ============
         See notes to condensed consolidated financial statements



                 DOBI Medical International, Inc. and Subsidiary
                      (A Development Stage Company)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                 Period from
                                                                                                                 September 7,
                                                Three months ended                     Six months ended             1999
                                                     June 30,                               June 30,             (inception) to
                                           -----------------------------     -----------------------------         June 30,
                                                2004           2003                  2004         2003              2004
                                           -------------  --------------     -------------- --------------     ---------------

Research and development expenses          $    466,342   $     273,001      $     969,981  $     601,054      $    7,872,235
General and administrative expenses             515,804         285,419            992,791        575,911           5,360,017
Clinical program expenses                       147,760          92,240            276,753        138,148           1,992,823
Sales and marketing expenses                    506,911         119,086            712,430        233,781           2,482,973
Interest expense                                  2,020         359,078              4,140        707,400           2,169,796
Interest income                                    (565)            (36)            (4,490)          (280)          (185,715)
                                           -------------  --------------     -------------- --------------     ---------------
Net loss                                   $ (1,638,272)  $  (1,128,788)     $  (2,951,605) $  (2,256,014)     $   (19,692,129)
                                           =============  ==============     ============== ==============     ==============

Basic and diluted loss per common share    $      (0.04)  $       (0.06)     $       (0.08) $       (0.12)
                                           =============  ==============     ============== ==============

Weighted average common shares,
     basic and diluted                       37,693,974      18,802,410         37,616,669     18,800,327
                                           =============  ==============     ============== ==============



See notes to condensed consolidated financial statements


                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Six months ended                  Period from
                                                                                       June 30,                  September 7, 1999
                                                                            -----------------------------         (inception) to
                                                                                  2004           2003              June 30, 2004
                                                                            -------------- --------------        -----------------
Operating activities
Net loss                                                                    $  (2,951,605) $  (2,256,013)        $  (19,692,129)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                   26,107         24,820                230,427
   Amortization of financing costs                                                      -        576,791                854,343
   Loss on sale of equipment                                                            -              -                    334
   Write-off of purchased in-process research and development costs                     -              -              1,023,525
   Interest receivable in connection with share subscription
      notes charged to equity                                                           -              -                (14,625)
   Stock based compensation                                                        22,370         29,636                401,217
   Accrued interest converted to equity                                                 -              -                340,454
   Accretion of discount on Series 1and 2 convertible notes                             -              -                808,113
   Common stock warrants in connection with
      the conversion of notes payable                                                   -              -                 61,806
   Changes in assets and liabilities:

      (Increase) in other current assets                                          346,167        (34,268)              (467,768)
      (Increase) Decrease in other assets                                        (169,411)       (51,125)               (97,859)
      Increase (decrease) in accounts payable                                     370,699         43,471                900,236
      Increase (decrease) in accrued expenses                                     188,619        155,575                389,439
      Increase in deferred revenue                                                 43,645         43,645                 87,290
                                                                            -------------- --------------        -----------------
Net cash used in operating activities                                          (2,123,409)    (1,467,468)           (15,175,197)

Investing activities
Purchase of business, net of cash received                                        -              -                     (500,000)
Purchase of property and equipment                                               (237,698)        (8,864)              (353,802)
Patent costs                                                                      -              -                      (43,022)
Proceeds from sale of equipment                                                   -              -                          250
                                                                            -------------- --------------        -----------------
Net cash used in investing activities                                            (237,698)        (8,864)              (896,574)

Financing activities
Proceeds from founding members                                                           -             -                525,000
Cash paid for transaction costs associated with equity transactions                      -             -             (2,008,107)
Cash paid for transaction costs associated with debt transactions                        -      (142,950)              (719,485)
Deferred offering costs                                                                  -            -                 (75,000)
Proceeds from subscriptions receivable - Class A preferred shares                        -            -                 940,020
Dividends - Class A redeemable convertible preferred units                               -       (44,229)              (132,689)
Proceeds from share subscription note - related party                                    -       -                      239,625
Proceeds (payments)  Series 1 and Series 2 Convertible Notes - net               (170,000)     1,083,000              4,386,000
Proceeds from notes payable, net                                                         -             -              3,113,799
Proceeds from sale of common stock                                                       -             -             10,128,688
Repayment of notes payable                                                               -             -               (229,300)
                                                                            -------------- --------------        ---------------
Net cash provided by financing activities                                        (170,000)       895,821             16,168,551

Increase (decrease) in cash                                                    (2,531,107)      (580,511)                96,780
Cash at beginning of period                                                     2,627,887        628,407                      -
                                                                            -------------- --------------        ---------------
Cash at end of period                                                       $      96,780  $      47,896         $       96,780
                                                                            ============== ==============        ===============

See note to condensed financial statements


                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

           Condensed Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                  Six months ended                  Period from
                                                                                       June 30,                  September 7, 1999
                                                                            -----------------------------         (inception) to
                                                                                  2004           2003              June 30, 2004
                                                                            -------------- --------------        -----------------
Supplemental disclosures of cash flow information
Cash paid during the period for interest                                    $    4,138     $      675            $        94,748
                                                                            ============== ==============        =================

Income taxes paid                                                                    -              -                          -
                                                                            ============== ==============        =================
Purchase of business, net of cash received:
   Fair value of assets purchased                                                    -              -                   (109,693)
   Acquisition of in-process research and development costs                          -              -                 (1,023,525)
   Assumption of promissory notes                                                    -              -                    417,877
   Transaction costs                                                                 -              -                     56,250
   Issuance of shares                                                                -              -                    159,091
Net cash used to acquire business                                           -------------- --------------        -----------------
                                                                                     -              -            $      (500,000)
                                                                            ============== ==============        =================
Non-cash investing and financing activities:
   Conversion of notes payable and accrued interest to common stock                  -              -                  8,026,451
                                                                            ============== ==============        =================
   Conversion of Class A preferred shares to common stock                            -              -                  1,307,846
                                                                            ============== ==============        =================
   Share subscription note                                                           -              -                    239,625
                                                                            ============== ==============        =================
   Transaction costs in accrued expenses in connection with
      sale of common stock                                                           -              -                     27,500
                                                                            ============== ==============        =================
   Issuance of common warrants for consulting                                        -              -                    242,407
                                                                            ============== ==============        =================
   Accretion of Class A redeemable convertible preferred shares                      -     $   99,473            $       364,334
                                                                            ============== ==============        =================

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

The Company was formed to acquire and further develop a new technology for imaging of the human body, referred to as Dynamic Optical Breast Imaging ("DOBI" (R)).

2. Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a development stage enterprise and its continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt and/or equity financing. The Company has yet to generate a positive internal cash flow, and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

In the event that the Company is unable to obtain debt or equity financing or unable to obtain such financing on terms and conditions that are acceptable to the Company, we may have to cease or severely curtail our operations. This would materially impact the Company's ability to continue as a going concern. Management has been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for operating requirements to date. There is no assurance that, if and when FDA premarket approval is obtained, the ComfortScan system will achieve market acceptance or that the Company will achieve a profitable level of operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

During six months ended June 30, 2004, the Board of Directors granted employees and directors 715,000 options. These options have various exercise prices from $2.50 to $3.30 per share. They expire 10 years from the date of grant. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The fair market value per share of these options was estimated to be $1.48 to $1.95 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period. The expense recorded for the three and six months ended June 30, 2004 and 2003 were $22,368 and $17,138, respectively.

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following six months ended June 30:

                                                                       2004                   2003
                                                                ---------------          ---------------
Net loss, as reported                                            $ (2,951,605)            $ (2,256,014)

Add total stock-based compensation, as reported                        22,368                   17,138

Deduct total stock-based compensation determined
   under fair value based method for all awards                      (146,935)                 (50,072)

                                                                ---------------          ---------------
Pro forma net loss                                               $ (3,076,172)            $ (2,291,948)
                                                                ===============          ===============
Basic and diluted loss per common share - as reported            $      (0.08)             $      (0.12)
                                                                ===============          ===============
Pro forma loss per share basic and diluted                       $      (0.08)             $      (0.12)
                                                                ===============          ===============

Net Loss Per Common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. There were no common stock equivalents consisting of options and warrants which were required to be included in the calculation of diluted loss per share for the periods presented since their inclusion would be antidilutive. The total number of stock options and warrants outstanding as of June 30, 2004 was 3,577,250 and 15,943,102 respectively.

Recently issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B ("Public SBs"), must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

4. Subsequent Event

On July 30, 2004, the Company closed on a private placement financing in which it sold 206.45 Series A Preferred shares for $25,000 per share, which are convertible into 2,580,667 shares of common stock. Gross proceeds of the transaction were $5,161,333. The Company also issued 2,580,667 4-year investor warrants to purchase common stock at a price of $3.00 per share.

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


The Company incurred cash transaction costs totaling approximately $828,000, which included placement agent commissions and non-accountable expenses totaling approximately $664,000. In addition, the Company issued 770,450 4-year placement agent warrants to purchase common stock at a price of $2.00 per share.

The holders of Series A Preferred Stock shall be entitled to receive a quarterly cumulative dividend at the end of each calendar quarter (the "Dividend") calculated at a rate of 8% per annum of the issue price of any outstanding share of Series A Preferred Stock for the first three years after the closing of this Offering, 10% per annum for the following two years, and 12% per annum for any additional year in which any share of Series A Preferred Stock remains outstanding. At the option of the Company, the Dividend may be paid in either cash or registered shares of Common Stock. In the case of payment in stock, this stock will be valued at 95% of the average of the closing trading price of the Common Stock for the 20 trading days ending on the day prior to the day on which such payment is due.

Item 2  Management's Discussion and Analysis or Plan of Operation

         Please read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this report. This
Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 under the heading "Cautionary Statement For Forward Looking Statements", as well as those discussed in this report and elsewhere, and in our 2003 Annual Report on Form 10-KSB/A filed on May 17, 2004 and our First Quarter Report on Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004. Unless otherwise specified or the context requires otherwise, the terms "we", "us", "our" and the "Company" refer to DOBI Medical International, Inc. and its subsidiary, DOBI Medical Systems, Inc.

OVERVIEW

         We completed a reverse merger transaction on December 9, 2003 with Lions Gate Investment Limited, a Nevada corporation formed on October 29, 1999. Until the merger, Lions Gate engaged in oil and gas exploration activities, which Lions Gate discontinued following the merger and succeeded to the business of DOBI Medical Systems. The directors and management of DOBI Medical Systems thereupon became the directors and management of Lions Gate.

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

         Since our future business will be that of DOBI Medical International only, and the former DOBI Medical Systems stockholders control the merged companies, the information in this Annual Report is that of DOBI Medical International as if DOBI Medical Systems had been the registrant for all the periods presented in this Report. Management's Discussion and Analysis or Plan of Operation presented in this Item 2 and consolidated financial statements presented in Item 1 of this Report are also those of DOBI Medical Systems, as these provide the most relevant information about us on a continuing basis.

         For accounting purposes, DOBI Medical Systems was the acquirer in the December 2003 reverse merger transaction, and consequently the transaction is treated as a recapitalization of the company. DOBI Medical Systems' financial statements are the historical financial statements of the post-merger entity.

         We are a development-stage company with no revenue. Our goal is to establish the ComfortScan system as a new standard of imaging-based diagnostic care in the United States and international medical community. The first steps in attaining this goal are to receive Federal Food and Drug Administration ("FDA") approval for the ComfortScan system as an adjunct to screening mammography and establish the ComfortScan system outside the United States as a recognized and widely utilized technology to aid physicians in the effective diagnosis of breast cancer.

         We will continue to aggressively seek distribution alliances in international markets. We have entered into distribution agreements in select countries in Latin America, Europe and the Asia-Pacific regions. We expect to begin shipping commercial versions of our ComfortScan system to these international markets pursuant to the

Certificate of Exportability (Section 802 of the FDA Act) which was granted in July, 2004 and under our CE Marking where FDA or similar governmental approval is not required.

We have successfully completed four of the five required steps in the FDA pre market approval ("PMA") process. In June, 2004 the FDA had indicated to us that we had come to agreement with it concerning our PMA protocol which is necessary in order to commence our PMA clinical trials. Subsequently, the FDA raised additional matters which we believe we have addressed in our revised protocol that we submitted to it. We have been awaiting the FDA's response to our revised protocol and expect to finalize our PMA protocol with the FDA in the near future so that we can commence our clinical trials as planned. However, based on recent experience in this regard, there is no assurance that the protocol will be finalized soon. We are actively recruiting PMA clinical sites and expect that a clinical test of approximately 600 patients will be the final step to complete the fifth module of our PMA, however, it is still possible that the FDA may require more than a 600-patient study. We expect the clinical study to take approximately six to nine months to complete. We plan to submit Module 5 to the FDA by Q3 2005 with FDA review expected to take approximately six months. If the FDA determines within this anticipated time period that the submission meets the regulatory and statutory requirements, FDA approval to market the device as an adjunct to mammography in the United States could issue in the fourth quarter of 2005 or shortly thereafter in Q1 of 2006.

         The development requirements for the first commercial version of our ComfortScan system are largely complete. We are in the process of completing the verification and validation of our ComfortScan system, including hardware components and our software, which includes acquisition, processing, display, and reader interpretation components. In order to achieve the above-mentioned goals, it will be necessary to complete our product development and research, including the verification and validation of our software, maintain our CE Mark and ISO certifications, and obtain an FDA export license, which may require passing a comprehensive inspection of our facility. We continue to work on establishing a manufacturing facility compliant with good manufacturing practices, identifying and finalizing agreements with additional distributors, recruiting and training additional PMA clinical test sites, and developing and updating training programs for physicians, technicians and other end users. We expect to hire an adequate number of employees by year end 2004 to expand our efforts in these areas, and our expenses are expected to increase accordingly. We also expect to make investments in property and equipment of approximately $400,000. While we believe that we will meet our goals as specified above, we cannot be certain that we will do so.

         During the second quarter, we signed distributorship agreements to serve markets in India, Panama, Costa Rica, Colombia and Nicaragua. To date, we have shipped pre-production devices to locations in Europe, South America, and India to commence local clinical trials and aid in obtaining local regulatory approvals to sell the ComfortScan system commercially. Production tooling has been completed in preparation for pilot production in August and production in September. We are in the process of finalizing the PMA protocol with the FDA, and are recruiting sites to participate in the PMA clinical trial, scheduled to commence in September 2004. We recently presented information regarding the ComfortScan system at conferences including the SMI Angiogenesis Conference in London, the MilanoTech Technology Conference in Milan, and the 23rd International Congress of Radiology in Montreal, Quebec.

         We continue to recruit distributors in countries that do not require FDA approval in order to market the ComfortScan system. We believe that we are currently meeting our business plan goals to execute the commercialization of the ComfortScan system. While we believe that we will continue to meet our business plan goals in the future, we cannot be certain that we will do so.

            The accompanying financial statements in Item 1 of this filing have been prepared assuming that the Company will continue as a going concern. The Company is currently a development stage enterprise and, as such, its continued existence is dependent upon its ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. The Company has yet to generate a positive internal cash flow, and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

         In July 2004, we completed the private placement of approximately $5.16 million in shares of our Series A Preferred stock and associated warrants. We believe that the amounts available to Company pursuant to the July 2004 private placement, plus the $3 million tranche 2 of the private placement closed in December 2003, are sufficient to fund our operations through the end of 2004 and beyond. While we believe that we will achieve the milestones required by tranche 2 of the December 2003 private placement during 2004, we cannot be certain that we will do so. These matters are more fully discussed in "Liquidity and Capital Resources" below.

            In the event that the Company is unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions that are acceptable to the Company, we may have to cease or severely curtail our operations. This would materially impact the Company's ability to continue as a going concern. We have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements to date. There is no assurance that, if and when FDA premarket approval is obtained, the ComfortScan system will achieve market acceptance or that the Company will achieve a profitable level of operations. The accompanying financial statements in Item 1 of this filing do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

COMPARISON OF 3 MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

         Research and development expenses increased approximately $193,000, or 71%, from $273,000 to approximately $466,000 for the three months ended June 30, 2004 compared to the prior year. Substantially all of this increase was attributed to the increased number of personnel recruited to finalize the upgrading and documentation of our investigational prototypes of the ComfortScan system for developmental testing and for refining the engineering of the hardware and software.

         General and administrative expenses increased approximately $230,000, or 81%, from $285,000 to approximately $515,000 for the three months ended June 30, 2004 compared to the prior year. This increase was mainly due to the additional cost associated with the addition of administrative personnel of approximately $19,000, higher insurance costs of approximately $56,000, consulting costs of approximately $73,000 and investor relation costs of approximately $37,000. Many of these additional costs relate to the company having additional requirements as a public entity.

         Clinical program expenses increased approximately $56,000, to $148,000 for the three months ended June 30, 2004 compared to the prior year due to the increased number of personnel recruited to manage clinical programs in the US and abroad. These additional costs included site costs, personnel costs, and travel expenses.

         Sales and marketing expenses of approximately $507,000 for the three months ended June 30, 2004 reflect an increase of approximately $388,000, primarily in consulting costs to initiate a capital markets program for the purpose of creating an awareness of the Company and its products, of approximately $306,000 and additional personnel costs of approximately $87,000, compared to the prior year.

Interest expense for the three months ended June 30, 2004 consisted of minor financing of operational costs. For the three months ended June 30, 2003, interest expense of $359,000 was primarily for Series 1 Convertible Promissory Notes, most of which were converted into common stock in December 2003.

COMPARISON OF 6 MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

         Research and development expenses increased approximately $369,000, or 61%, from $601,000 to approximately $970,000 for the six months ended June 30, 2004 compared to the prior year. Substantially all of this increase was attributed to the increased number of personnel recruited to finalize the upgrading and documentation of our investigational prototypes of the ComfortScan system for developmental testing and for refining the engineering of the hardware and software.

         General and administrative expenses increased approximately $416,000, or 72%, from $576,000 to approximately $993,000 for the six months ended June 30, 2004 compared to the prior year. This increase was mainly due to the additional cost associated with the addition of administrative personnel of approximately $93,000, higher insurance costs of approximately $111,000, consulting costs of approximately $114,000 and investor relation costs of approximately $38,000. Many of these additional costs relate to the company having additional requirements as a public entity.

         Clinical program expenses increased approximately $139,000, to $277,000, or 100%, for the six months ended June 30, 2004 compared to the prior year due to the increased number of personnel recruited to manage clinical programs in the US and abroad. These additional costs included site costs, personnel costs, and travel expenses.

         Sales and marketing expenses of approximately $712,000 for the six months ended June 30, 2004 reflect an increase of approximately $479,000, primarily in consulting costs to initiate a capital markets program for the purpose of creating an awareness of the Company and its products, totaling approximately $397,000 and additional personnel costs of approximately $140,000, compared to the prior year.

         Interest expense for the six months ended June 30, 2004 consisted of minor financing of operational costs. For the six months ended June 30, 2003, interest expense of $707,000 was primarily for Series 1 Convertible Promissory Notes, most of which were converted into common stock in December 2003.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception through the issuance of equity and debt securities, generating approximately $25,000,000 in gross proceeds to date, described chronologically as follows.

         During the year 2000, DOBI Medical completed its first private placement of shares, issuing 3,170,069 common shares at an issuance price of $2.31 per share, generating gross proceeds of approximately $7,316,000. In 2001, DOBI Medical Systems completed a private placement of 2,211,491 units of its class A convertible preferred shares at an issue price of $1.00 per lot (each lot consisting of one unit of class A convertible preferred shares and one warrant to purchase common shares), generating gross proceeds of approximately $2,211,000. In 2003, DOBI Medical completed the sale of its series 1 convertible 8% notes and warrants in the amount of $3,373,000. Later in 2003, the Company completed the sale of its series 2 convertible 12% notes and warrants in the amount of $1,680,000. Class A convertible shares and series 1 and series 2 notes were exchanged for DOBI Medical shares in connection with the December 2003 transaction described below.

         In December, 2003, DOBI Medical merged into a publicly listed company in which it was the surviving entity and simultaneously completed the first tranche of a two tranche private placement in which we issued 5,500,000 shares of common stock at a price of $1.00 per share and 2,750,000 three-year warrants to purchase common stock at an exercise price of $1.54 per share, generating gross proceeds of $5,500,000. Gross proceeds from the second tranche are expected to be $3,000,000. The closing of the second tranche is conditioned on the achievement of the following milestones by not later than 18 months after the closing of the private placement:

        o completion of at least 20 patient clinical test scans after the commencement of FDA Module 5;

        o shipment of at least 10 revenue-producing and production level ComfortScan systems; and

        o our loss from operations for the two complete fiscal quarters ending immediately following the closing of the merger, not exceeding approximately $3,400,000. This milestone was achieved on June 30, 2004.

         In July 2004, we completed the private placement of approximately $5.16 million in shares of our Series A Preferred stock and associated warrants. The shares of Series A Preferred stock sold in the private placement carry a dividend of 8% per year and are convertible into 2,580,667 shares of common stock.. We also issued 2,580,667 four-year investor warrants to purchase shares of common stock at a price of $3.00 per share.

         As of June 30, 2004, we had a working capital deficit of approximately $888,000. Net cash used in operating activities during the six months ended June 30, 2004 totaled approximately $2,123,000, and capital expenditures totaled approximately $267,000. We have no significant capital commitments. Our planned capital expenditures for the remainder of 2004 are approximately $200,000.

         We believe that the year 2004 will mark DOBI Medical's transformation from a development stage company into a commercial enterprise. We expect to begin to ship the first commercial version of the ComfortScan system to select international markets in 2004 and commence the final FDA clinical trial in 2004. While we believe that we will achieve the two remaining milestones required to close the $3 million second tranche of the private placement by the end of 2004, we cannot be certain that we will do so.

On the basis of the foregoing, and subject to the risk factors more fully discussed below, we believe that cash on hand and resources available will be sufficient fund our working capital requirements through 2004 and beyond.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

        o our ability to timely and successfully complete our patient clinical trials;

        o our ability to timely and successfully complete and submit our premarket approval application to the FDA;

        o the timely and final approval by the FDA of our ComfortScan system as a adjunct to mammography, which approval and commercial availability in the U.S. cannot be assured (note: other medical device imaging companies have recently experienced delays in seeking FDA final approval);

        o our ability to secure the additional financing adequate to execute our business plan;

        o the success of product development and research efforts, including, but not limited to, successful verification and validation testing of the ComfortScan system, including hardware and its various software components;

        o our ability to timely meet United States and foreign government regulations, and related industry regulations and standards;

        o delays in the manufacturing process caused by our inabilities or the inabilities of our subcontractors to timely meet our specifications;

        o our ability to establish and maintain international and domestic distribution networks;

        o our ability to meet the quality assurance standards and requirement to maintain our CE Mark and ISO certifications, and successfully pass periodic FDA inspections of our facilities and the ComfortScan system, including the establishment of good manufacturing practices, documentation and auditing controls, and training materials;

        o our ability to timely ship and export our products to certain international markets;

        o the acceptance and use of our ComfortScan system by physicians, imaging clinics, and patients both in international and domestic markets;

        o existing or new competitors developing superior diagnostic imaging technologies;

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider, including our 2003 Annual Report on Form 10-KSB which may be accessed from our website at www.dobimedical.com. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

ITEM 3  Controls and Procedures

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

         There has been no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting during the period covered by this Quarterly Report.

Part II - Other Information

Item 1.   Legal Proceedings.

          We are not a party to any material litigation or threatened litigation.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

                31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32.1 Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

          b) Reports on Form 8-K

                1. We filed a Form 8-K on May 18, 2004 giving notice of a change to our certifying accountant, effective prior to our reverse merger into a publicly held company in December, 2003.

                2. We filed a Form 8-K on April 29, 2004 extending the date by which to file its "resale" registration statement to or around June 30, 2004.

                3. We filed a Form 8-K on July 29, 2004 extending the date by which to file its "resale" registration statement to or around September 30, 2004, and providing guidance for fiscal years 2004 and 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 16, 2004                  DOBI MEDICAL INTERNATIONAL, INC.


                                         By: /s/ Phillip C. Thomas
                                             -----------------------------------
                                             Phillip C. Thomas
                                             Chief Executive Officer


                                         By: /s/ Michael R. Jorgensen
                                             -----------------------------------
                                             Michael R. Jorgensen
                                             EVP, Chief Financial Officer