Form 10QSB
period 2004-09-30
DOBI MEDICAL INTERNATIONAL INC
filed 2004-11-15
CIK 1111697

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
             For the Transition Period from ________ to ___________

                          Commission File No.: 0-32523

                        DOBI MEDICAL INTERNATIONAL, INC.
                        --------------------------------
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

As of October 29, 2004, 37,748,292 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ----    -----


DOCUMENTS INCORPORATED BY REFERENCE:  None.
================================================================================

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                   Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (unaudited)


                                      Index

Part I - Financial Information

   Item 1.  Financial Statements                                                                          Page

         Condensed Consolidated Balance Sheet at September 30, 2004                                         3

         Condensed Consolidated Statements of Operations for the Three and Nine Month
                  Periods ended September 30, 2004 and 2003 and for the Period from
                  September 7, 1999 (Inception) to September 30, 2004                                       4

         CondensedConsolidated Statements of Cash Flows for the Nine Month
                  Periods Ended September 30, 2004 and 2003 and for the Period
                  from
                  September 7, 1999 (Inception) to September 30, 2004                                     5-6

         Notes to Condensed Consolidated Financial Statements                                            7-10

   Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                   11-16

   Item 3.  Controls and Procedures                                                                        17

Part II -  Other Information

   Item 1.  Legal Proceedings                                                                              18

   Item 2.  Changes in Securities                                                                          18

   Item 3.  Defaults Upon Senior Securities                                                                18

   Item 4.  Submission of Matters to a Vote of Security Holders                                            18

   Item 5.  Other Information                                                                              18

   Item 6.  Exhibits and Reports on Form 8-K                                                               18

   Signatures                                                                                              19


Part I - Financial Information

Item 1 - Financial Statements

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                               September 30, 2004
                                   (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                                 $         1,626,289
     Prepaid expenses and other current assets                                             418,611
     Inventory                                                                             364,431
                                                                              ------------------------
Total current assets                                                                    2,409,331

Property and equipment, net                                                                505,674
Intangible assets, net                                                                      17,364
Other assets                                                                                45,529
                                                                              ------------------------
Total assets                                                                   $         2,977,898
                                                                              ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $          541,021
     Accrued expenses                                                                     455,726
     Deferred revenue                                                                     147,290
                                                                              ------------------------
Total current liabilities                                                               1,144,037

Stockholders' Equity
     Preferred stock, $.0001 par value, 10,000,000 shares
        authorized, 206.45 shares issued and outstanding                                       --
     Common stock, $.0001 par value, 140,000,000 shares
        authorized, 37,737,073 issued and outstanding                                       3,775
     Additional paid-in capital                                                        23,417,998
     Deficit accumulated during development stage                                     (21,587,912)
                                                                              ------------------------
Total stockholders' equity                                                              1,833,861
                                                                              ------------------------
Total liabilities and stockholders' equity                                     $        2,977,898
                                                                              ========================

See notes to condensed consolidated financial statements

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                             Three months ended
                                                                September 30,
                                            ------------------------------------------------------
                                                      2004                        2003
                                            --------------------------  --------------------------

Research and development expenses            $        527,371             $       273,414
General and administrative expenses                   566,195                     507,081
Clinical program expenses                             235,311                      90,273
Sales and marketing expenses                          568,752                      84,852
Interest expense                                        2,632                     370,901
Interest income                                        (4,478)                        (48)
                                            --------------------------  --------------------------
Net loss                                           (1,895,783)                 (1,326,473)

Deemed dividend on preferred stock                   (645,167)           -

Preferred Stock Dividends                            (103,227)           -
                                            --------------------------  --------------------------
Net loss applicable to common stock          $     (2,644,177)              $  (1,326,473)
                                            ==========================  ==========================

Basic and diluted loss per common share      $          (0.07)              $       (0.07)
                                            ==========================  ==========================

Weighted average common shares,
     basic and diluted                             37,737,073                  18,802,410
                                            ==========================  ==========================



                                                                                                             Period from
                                                                                                             September 7,
                                                                                                                 1999
                                                              Nine months ended                             (inception) to
                                                                 September 30,                               September 30,
                                            -------------------------------------------------------
                                                      2004                         2003                          2004
                                            --------------------------  ---------------------------  -----------------------------
Research and development expenses             $    1,497,352              $      851,471              $       8,399,606
General and administrative expenses                1,558,986                   1,082,992                      5,926,212
Clinical program expenses                            512,064                     251,418                      2,228,134
Sales and marketing expenses                       1,281,182                     318,633                      3,051,725
Interest expense                                       6,772                   1,078,301                      2,172,428
Interest income                                       (8,968)                       (330)                      (190,193)
                                            --------------------------  ---------------------------  -----------------------------
Net loss                                          (4,847,388)                 (3,582,485)                   (21,587,912)

Deemed dividend on preferred stock                  (645,167)                                 -                (645,167)

Preferred Stock Dividends                           (103,227)                                 -                (103,227)
                                            --------------------------  ---------------------------  -----------------------------
Net loss applicable to common stock             $ (5,595,782)              $  (3,582,485)               $   (22,336,306)
                                            ==========================  ===========================  =============================

Basic and diluted loss per common share     $          (0.15)          $           (0.19)
                                            ==========================  ===========================

Weighted average common shares,
     basic and diluted                            37,670,271                  18,801,021
                                            ==========================  ===========================


See notes to condensed consolidated financial statements


                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Nine months ended
                                                                                                      September 30,
                                                                                 -----------------------------------------------
                                                                                            2004              2003
                                                                                 --------------------  --------------------------  -
Operating activities
Net loss                                                                               (4,847,388)       $(3,582,485)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                            56,896             36,526
   Amortization of financing costs                                                               -            408,539
   Loss on sale of equipment                                                                     -                  -
   Write-off of purchased in-process research and development costs                              -                  -
   Interest receivable in connection with share subscription
      notes charged to equity                                                                    -                  -
   Stock based compensation                                                                 46,539             38,207
   Accrued interest converted to equity                                                          -                  -
   Accretion of discount on Series 1and 2 convertible notes                                      -            465,118
   Common stock warrants in connection with
      the conversion of notes payable                                                            -                  -
   Changes in assets and liabilities:
      (Increase) decrease in other current assets                                           84,251          (255,729)
      (Increase) in other assets                                                          (81,692)           (64,501)
      Increase in accounts payable                                                         276,959            443,706
      Increase (decrease) in accrued expenses                                            (199,926)            459,387
      Increase in deferred revenue                                                         103,645             43,645
                                                                                 ------------------  -----------------             -
Net cash used in operating activities                                                  (4,560,716)        (2,007,587)

Investing activities
Purchase of business, net of cash received                                                       -                  -
Purchase of property and equipment                                                       (521,604)           (12,642)
Patent costs                                                                                     -                  -
Proceeds from sale of equipment                                                                  -                  -
                                                                                 ------------------  -----------------
Net cash used in investing activities                                                    (521,604)           (12,642)

Financing activities
Proceeds from founding members                                                                   -                  -
Cash paid for transaction costs associated with equity transactions                              -                  -
Cash paid for transaction costs associated with debt transactions                                -           (361,231)
Deferred offering costs                                                                          -                  -
Proceeds from subscriptions receivable - Class A preferred shares                                -                  -
Dividends - Class A redeemable convertible preferred units                                       -           (44,229)
Proceeds from share subscription note - related party                                            -                  -
Proceeds (payments) Series 1 and Series 2 Convertible Notes - net                        (170,000)          2,513,500
Proceeds from notes payable, net                                                                 -            142,500
Proceeds from sale of Class A Preferred Stock                                            4,250,722                  -
Proceeds from sale of common stock                                                               -                  -
Repayment of notes payable                                                                       -           (25,000)
                                                                                 ------------------  -----------------
Net cash provided by financing activities                                                4,080,722          2,225,540

Increase (decrease) in cash and cash equivalents                                       (1,001,598)            205,311
Cash and cash equivalents at beginning of period                                         2,627,887            628,407
                                                                                 ------------------  -----------------
Cash and cash equivalents at end of period                                              $1,626,289           $833,718
                                                                                 ==================  =================




                                                                                          Period from
                                                                                       September 7,1999
                                                                                        (inception) to

                                                                                      September 30, 2004
                                                                               ----------------------------------
Operating activities
Net loss                                                                             $   (21,587,912)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                              261,216
   Amortization of financing costs                                                            854,343
   Loss on sale of equipment                                                                      334
   Write-off of purchased in-process research and development costs                         1,023,525
   Interest receivable in connection with share subscription
      notes charged to equity                                                                (14,625)
   Stock based compensation                                                                   425,386
   Accrued interest converted to equity                                                       340,454
   Accretion of discount on Series 1and 2 convertible notes                                   808,113
   Common stock warrants in connection with
      the conversion of notes payable                                                          61,806
   Changes in assets and liabilities:
      (Increase) decrease in other current assets                                           (729,684)
      (Increase) in other assets                                                             (10,140)
      Increase in accounts payable                                                            806,496
      Increase (decrease) in accrued expenses                                                     894
      Increase in deferred revenue                                                            147,290
                                                                               ----------------------------------
Net cash used in operating activities                                                    (17,612,504)

Investing activities
Purchase of business, net of cash received                                                  (500,000)
Purchase of property and equipment                                                          (637,708)
Patent costs                                                                                 (43,022)
Proceeds from sale of equipment                                                                   250
                                                                               -----------------------------------
Net cash used in investing activities                                                     (1,180,480)

Financing activities
Proceeds from founding members                                                                525,000
Cash paid for transaction costs associated with equity transactions                        (2,008,107)
Cash paid for transaction costs associated with debt transactions                            (719,485)
Deferred offering costs                                                                      (75,000)
Proceeds from subscriptions receivable - Class A preferred shares                             940,020
Dividends - Class A redeemable convertible preferred units                                  (132,689)
Proceeds from share subscription note - related party                                         239,625
Proceeds (payments) Series 1 and Series 2 Convertible Notes - net                           4,386,000
Proceeds from notes payable, net                                                            3,113,799
Proceeds from sale of Class A Preferred Stock                                               4,250,722
Proceeds from sale of common stock                                                         10,128,688
Repayment of notes payable                                                                  (229,300)
                                                                               -----------------------------------
Net cash provided by financing activities                                                  20,419,273

Increase (decrease) in cash and cash equivalents                                            1,626,289
Cash and cash equivalents at beginning of period                                                    -
                                                                               -----------------------------------
Cash and cash equivalents at end of period                                                 $1,626,289
                                                                               ===================================

See notes to condensed consolidated financial statements


                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

           Condensed Consolidated Statements of Cash Flows (continued)
                                   (unaudited)


                                                                                         Nine months ended
                                                                                            September 30,
                                                                       -------------------------------------------------------
                                                                                  2004                         2003
                                                                       ---------------------------  --------------------------
Supplemental disclosures of cash flow information
Cash paid during the period for interest                                                   $6,770                      $1,189
                                                                       ===========================  ==========================

Income taxes paid                                                                               -                           -
                                                                       ===========================  ==========================
Purchase of business, net of cash received:
   Fair value of assets purchased                                                               -                           -
   Acquisition of in-process research and development costs                                     -                           -
   Assumption of promissory notes                                                               -                           -
   Transaction costs                                                                            -                           -
   Issuance of shares                                                                           -                           -
                                                                       ---------------------------  --------------------------
Net cash used to acquire business                                                               -                           -
                                                                       ===========================  ==========================

Non-cash investing and financing activities:
   Conversion of notes payable and accrued interest to common stock                             -                           -
                                                                       ===========================  ==========================
   Conversion of Class A preferred shares to common stock                                       -                           -
                                                                       ===========================  ==========================
   Preferred stock dividends                                                             $103,227                           -
                                                                       ===========================  ==========================
   Deemed dividend to preferred shareholders                                             $645,167                           -
                                                                       ===========================  ==========================
   Share subscription note                                                                      -                           -
                                                                       ===========================  ==========================
   Transaction costs in accrued expenses in connection with
      sale of common stock                                                                      -                           -
                                                                       ===========================  ==========================
   Issuance of common warrants for consulting                                                   -                     $17,138
                                                                       ===========================  ==========================
   Accretion of Class A redeemable convertible preferred shares                                 -                     $99,473
                                                                       ===========================  ==========================

See notes to condensed consolidated financial statements


                                                                                   Period from
                                                                                September 7,1999
                                                                                 (inception) to

                                                                               September 30, 2004
                                                                      -------------------------------------
Supplemental disclosures of cash flow information
Cash paid during the period for interest                                                           $97,380
                                                                      =====================================

Income taxes paid                                                                                       $-
                                                                      =====================================
Purchase of business, net of cash received:
   Fair value of assets purchased                                                               $(109,693)
   Acquisition of in-process research and development costs                                    (1,023,525)
   Assumption of promissory notes                                                                  417,877
   Transaction costs                                                                                56,250
   Issuance of shares                                                                              159,091
                                                                      -------------------------------------
Net cash used to acquire business                                                               $(500,000)
                                                                      =====================================

Non-cash investing and financing activities:
   Conversion of notes payable and accrued interest to common stock                             $8,026,451
                                                                      =====================================
   Conversion of Class A preferred shares to common stock                                       $1,307,846
                                                                      =====================================
   Preferred stock dividends                                                                      $103,227
                                                                      =====================================
   Deemed dividend to preferred shareholders                                                      $645,167
                                                                      =====================================
   Share subscription note                                                                        $239,625
                                                                      =====================================
   Transaction costs in accrued expenses in connection with
      sale of common stock                                                                         $27,500
                                                                      =====================================
   Issuance of common warrants for consulting                                                     $326,348
                                                                      =====================================
   Accretion of Class A redeemable convertible preferred shares                                   $364,334
                                                                      =====================================

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

2. Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB/A filed on May 17, 2004 with the Securities and Exchange Commission.

The Company's principal activities to date have been in the research and development of a medical diagnostic system known as the ComfortScan (TM) system, which is an optically-based medical device for improved diagnosis of breast cancer as an adjunct to screening mammography. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, Development Stage Enterprises, since planned principal operations have not yet commenced.

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

During nine months ended September 30, 2004, the Board of Directors granted 1,017,000 options. These options have various exercise prices from $1.48 to $3.30 per share. They expire from 5 to 10 years from the date of grant. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The fair market value per share of these options was estimated to be $1.06 to $1.94 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period. The expenses recorded for the three months ended September 30, 2004 and 2003 were $24,169 and $ 8,569 respectively, and the expenses recorded for the nine months ended September 30, 2004 and 2003 were $46,537 and $25,706 respectively.

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following six months ended September 30:


                                                                                2004                2003
                                                                         ------------------- --------------------

Net loss applicable to common stock, as reported                              $ (5,595,782)        $ (3,582,487)

Add total stock-based compensation, as reported                                      46,537               25,706
Deduct total stock-based compensation determined
   under fair value based method for all awards                                                         (75,109)
                                                                                  (217,691)
                                                                         ------------------- --------------------
Pro forma net loss applicable to common stock                                 $ (5,766,936)        $ (3,631,890)
                                                                         =================== ====================
Basic and diluted loss per common share - as reported                           $   ( 0.15)          $    (0.19)
                                                                         =================== ====================
Pro forma loss per share basic and diluted                                      $   ( 0.15)          $    (0.19)
                                                                         =================== ====================

Net Loss Per Common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. There were no common stock equivalents consisting of options, warrants and convertible preferred shares which were required to be included in the calculation of diluted loss per share for the periods presented since their inclusion would be antidilutive. The total number of stock options, warrants and convertible preferred shares outstanding as of September 30, 2004 were 3,640,500, 19,294,219 and 2,580,667, respectively.

Recently issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. In December 2003, the FASB revised certain elements of FIN 46 ("FIN 46-R"). The FASB also modified the effective date of FIN 46. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

4. Class A Preferred Stock

On July 30, 2004, the Company completed a private placement financing in which it sold 206.45 Series A Preferred shares, which are convertible into 2,580,667 shares of common stock, for $25,000 per share. Gross proceeds of the transaction were $5,161,333. Since the issuance of the preferred stock was sold at an effective common stock conversion price, which was less than the common stock price at the date of issuance, the

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Company was required to record a discount. This discount was recorded as a deemed dividend and charged to the Company's statement of operations in the amount of $645,167, in accordance with Emerging Issue Task Force ("EITF) 98-5.The Company also issued 2,580,667 4-year investor warrants to purchase common stock at a price of $3.00 per share.

The Company incurred cash transaction costs totaling approximately $911,000, which included placement agent commissions and non-accountable expenses totaling approximately $671,000. In addition, the Company issued 770,450 4-year placement agent warrants to purchase common stock at a price of $2.00 per share.

The holders of Series A Preferred Stock shall be entitled to receive a quarterly cumulative dividend at the end of each calendar quarter, commencing October 1, 2004 (the "Dividend") calculated at a rate of 8% per annum of the issue price of any outstanding share of Series A Preferred Stock, commencing July 1, 2004 and continuing for the first three years after the closing of this Offering, 10% per annum for the following two years, and 12% per annum for any additional year in which any share of Series A Preferred Stock remains outstanding. At the option of the Company, the Dividend may be paid in either cash or registered shares of Common Stock. In the case of payment in stock, this stock will be valued at 95% of the average of the closing trading price of the Common Stock for the 20 trading days ending on the day prior to the day on which such payment is due. For the quarter ended September 30, 2004, the Company recorded preferred stock dividends of $103,227.

Item 2  Management's Discussion and Analysis or Plan of Operation

         Please read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this report. This
Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 under the heading "Cautionary Statement For Forward-Looking Statements", as well as those discussed in this report and elsewhere, and in our 2003 Annual Report on Form 10-KSB/A filed on May 17, 2004 and our Registration Statement on Form SB-2 declared effective on September 27, 2004. Unless otherwise specified or the context requires otherwise, the terms "we", "us", "our" and the "Company" refer to DOBI Medical International, Inc. and its subsidiary, DOBI Medical Systems, Inc.

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

         DOBI Medical Systems was formed initially as a Delaware limited liability company on October 26, 1999. In December 1999, DOBI Medical Systems acquired substantially all the assets of Dynamics Imaging, Inc., including a number of patents and trade secrets that form the basis for its current proprietary technology position.

         Since our future business will be that of DOBI Medical only, and the former DOBI Medical Systems stockholders control the merged companies, the information in this Annual Report is that of DOBI Medical as if DOBI Medical Systems had been the registrant for all the periods presented in this Report. Management's Discussion and Analysis or Plan of Operation presented in this Item
2. and consolidated financial statements presented in Item 1. of this Report are also those of DOBI Medical Systems, as these provide the most relevant information about us on a continuing basis.

         For accounting purposes, DOBI Medical Systems was the acquirer in the December 2003 reverse merger transaction, and consequently the transaction is treated as a recapitalization of the company. DOBI Medical's financial statements are the historical financial statements of the post-merger entity.

         We are a development-stage company with no revenue. Our goal is to establish the ComfortScan system as the new standard of imaging-based diagnostic care in the United States and international medical community. The first steps in attaining this goal are to receive Federal Food and Drug Administration ("FDA") approval for the ComfortScan system as an adjunct to mammography and establish the ComfortScan system outside the United States as a recognized and widely utilized technology to aid physicians in the effective diagnosis of breast cancer.

         We will continue to aggressively seek distribution alliances in international markets. We have entered into distribution agreements in select countries in Latin America, Europe and the Asia-Pacific regions. We expect to begin shipping commercial versions of our ComfortScan system to these international markets pursuant to FDA export regulations in 2004 under our CE Marking where FDA or similar governmental approval is not required.

We have successfully completed four of the five required steps in the pre market approval ("PMA") process. In September, 2004 the FDA completed its comment process concerning our PMA protocol. In September, 2004 we shipped ComfortScan systems to the first two active PMA clinical sites and commenced training. We continue to recruit PMA clinical sites pursuant to our PMA FDA accepted protocol, which the FDA may subsequently unilaterally modify. A clinical test involving 120 malignancies will be the final step to complete the fifth module of our PMA. We expect it to take approximately six to nine months to complete after it begins. We plan to submit Module 5 to the FDA in mid-2005 with FDA review expected to take approximately six months. If the FDA determines within this anticipated time period that the submission meets the regulatory and statutory requirements, FDA approval to market the device as an adjunct to mammography in the United States could issue in the fourth quarter of 2005.

         In August, 2004, we were granted a FDA export license, which may require passing a comprehensive inspection of our facility. Production tooling has been completed, required manufacturing personnel have been hired, and we executed pilot production runs in August, 2004 and September, 2004. In November, 2004, we released the first production level version of the ComfortScan system for sale to international distributors in connection with local marketing or regulatory approval clinical trials. We have recruited the necessary personnel and have developed and are updating training programs and documentation for distributors, technicians, physicians and end users, and our expenses have increased accordingly. While we believe that we will meet our goals as specified above, we cannot be certain that we will do so.

         During the third quarter, we signed distributorship agreements to serve markets in Canada, Italy and Russia. To date, we have shipped pre-production devices to locations in Europe, South America, and India to commence local clinical trials and obtain local regulatory approvals to sell the ComfortScan system commercially. We continue to recruit distributors in countries that do not require FDA approval in order to market the ComfortScan system.

         We believe that we are currently meeting our 2004 business plan goals to execute the commercialization of the ComfortScan system. While we believe that we will continue to meet our business plan goals in the future, we cannot be certain that we will do so.

         The accompanying financial statements in Item 1. of this filing have been prepared assuming that the Company will continue as a going concern. The Company is currently a development stage enterprise and, as such, its continued existence is dependent upon its ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. The Company has yet to generate a positive internal cash flow, and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

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

            In the event that the Company is unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions that are acceptable to the Company, we may have to cease or severely curtail our operations. This would materially impact the Company's ability to continue as a going concern. We have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements to date. There is no assurance that, if and when FDA premarket approval is obtained, the ComfortScan system will achieve market acceptance or that the Company will achieve a profitable level of operations. The accompanying financial statements in Item 1. of this filing do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         Research and development expenses increased approximately $254,000, or 93%, from $273,000 to approximately $527,000 for the three months ended September 30, 2004 compared to the prior year. Approximately $134,000 of this increase was attributed to the increased number of personnel recruited to finalize the upgrading and documentation of our investigational prototypes of the ComfortScan system for developmental testing and for refining the engineering of the hardware and software. In addition, approximately $118,000 in material purchases was expended substantially to upgrade previously built prototypes, modify initial tooling for pre-production units and other research and development purposes.

         General and administrative expenses increased approximately $59,000, or 12%, from $507,000 to approximately $566,000 for the three months ended September 30, 2004 compared to the prior year. This increase was substantially due to the higher insurance costs of approximately $56,000, consulting costs of approximately $82,000 and investor relation costs of approximately $59,000. This was offset by costs in the prior year for unsuccessful attempts to raise capital of approximately $175,000. Many of these additional costs relate to company having additional requirements as a public entity.

         Clinical program expenses increased approximately $145,000, to $235,000 for the three months ended September 30, 2004 compared to the prior year due to the commencement of the PMA clinical trials. These additional costs included device costs, site costs, personnel costs, and travel expenses.

         Sales and marketing expenses increased approximately $484,000 over the prior year quarter to $569,000 for the three months ended September 30, 2004. ..The increase includes $304,000 in consulting costs to initiate a capital markets program for the Company and its products, $95,000 in additional personnel costs, and $48,000 product exhibit and show costs.

         Interest expense for the three months ended September 30, 2004 consisted of minor financing of operational costs. For the three months ended September 30, 2003, interest expense of $370,000 was primarily for Series 1 and Series 2 Convertible Promissory Notes, most of which were converted into common stock in December 2003.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         Research and development expenses increased approximately $646,000, or 76%, from $851,000 to approximately $1,497,000 for the nine months ended September 30, 2004 compared to the prior year. Substantially all of this increase was attributed to the increased number of personnel and consultants recruited to finalize the upgrading and documentation of our investigational prototypes of the ComfortScan system for developmental testing and for refining the engineering of the hardware and software.

         General and administrative expenses increased approximately $476,000 to approximately $1,559,000 for the nine months ended September 30, 2004 compared to the prior year. This increase was mainly due to the additional cost associated with the addition of administrative personnel of approximately $112,000, higher insurance costs of approximately $167,000, consulting costs of approximately $187,000 and investor relations costs of approximately $97,000. Many of these additional costs relate to company having additional requirements as a public entity. This was offset by costs incurred in the prior year for unsuccessful attempts to raise capital.

         Clinical program expenses increased approximately $261,000, to $512,000 for the nine months ended September 30, 2004 compared to the prior year due to the increased number of personnel recruited to manage clinical programs in the US and abroad. These additional costs included site costs, personnel costs, and travel expenses.

         Sales and marketing expenses of approximately $1,281,000 for the nine months ended September 30, 2004 reflect an increase of approximately $963,000, primarily in consulting costs to initiate a capital markets program for the purpose of creating an awareness of the Company and its products, totaling approximately

$706,000, additional personnel costs of approximately $178,000 and participation in various exhibits and shows of approximately $74,000, compared to the prior year.

         Interest expense for the nine months ended September 30, 2004 consisted of minor financing of operational costs. For the nine months ended September 30, 2003, interest expense of $1,078,000 was primarily for Series 1 and 2 Convertible Promissory Notes, most of which were converted into common stock in December 2003.

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

         In December, 2003, DOBI Medical merged into a publicly listed company in which it was the surviving entity and simultaneously completed the first tranche of a two tranche private placement in which we issued 5,500,000 shares of common stock at a price of $1.00 per share and 2,750,000 three-year warrants to purchase common stock at an exercise price of $1.54 per share, generating gross proceeds of $5,500,000. Gross proceeds from the second tranche are expected to be $3,000,000, and are collateralized by shares issued in the first tranche. The closing of the second tranche is conditioned on the achievement of the following milestones by not later than 18 months after the closing of the private placement:

o completion of at least 20 patient clinical test scans after the commencement of FDA Module 5;

o shipment of at least 10 revenue-producing and production level ComfortScan systems; and

o our loss from operations for the two complete fiscal quarters ending immediately following the closing of the merger, not exceeding approximately $3,400,000. This milestone was achieved on June 30, 2004.

         In July 2004, we completed the private placement of approximately $5.16 million in shares of our Series A Preferred stock and associated warrants. The shares of Series A Preferred stock sold in the private placement carry a dividend of 8% per year and are convertible into 2,580,667 shares of common stock. We also issued 2,580,667 four-year investor warrants to purchase shares of common stock at a price of $3.00 per share.

         As of September 30, 2004, we had working capital of approximately $1,265,000. Net cash used in operating activities during the nine months ended September 30, 2004 totaled approximately $4,560,000, and capital expenditures totaled approximately $521,000. We have no significant capital commitments, and have largely completed our capital expenditure plans for 2004.

         The year 2004 will mark DOBI Medical's transformation from a development stage company into a commercial enterprise. We expect to begin to ship the first revenue producing and production level version of the ComfortScan system to select international markets in 2004 and commence the final FDA clinical trial in 2004. While we believe that we will achieve the two remaining milestones required to close the $3 million second tranche of the private placement by the end of 2004, we cannot be certain that we will do so.

On the basis of the foregoing, and subject to the risk factors more fully discussed below, we believe that cash on hand and resources available are sufficient to fund our working capital requirements through 2004 and beyond.

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

o the continued success of our product development and research efforts, including, but not limited to, continued successful validation and verification testing of future produce releases and upgrades of our ComfortScan system, including without limitation, our ComfortView reader software;;

o our ability to timely meet United States and foreign government regulations, and related industry regulations and standards;

o delays in the manufacturing process caused by our inabilities or the inabilities of our subcontractors to timely meet our specifications and timely delivery to us component parts;

o our ability to establish and maintain international and domestic distribution networks;

o our ability to meet the quality standards and requirement to maintain our CE Mark and ISO certifications, and successfully pass periodic FDA inspections of our facilities and the ComfortScan system;

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

          We are not a party to any  litigation.

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

         a) Exhibits

                    31.1 Certification of C.E.O. Pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002

                    31.2 Certification of C.F.O. Pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002

                    32.1 Certificate Pursuant To 10 U.S.C. Section 1350, Section
                         906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K

                  1. We filed a Form 8-K on August 5, 2004, announcing our financial results for the second quarter of fiscal 2004.

                  2. We filed a Form 8-K on October 1, 2004 announcing that effective September 30, 2004, Angelo Secci, M.D., resigned as Vice President of Clinical Research.

                  3. We filed a Form 8-K on October 12, 2004 announcing that effective October 7, 2004, Brian Vodicka was appointed to the board of directors of our company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 15, 2004            DOBI MEDICAL INTERNATIONAL, INC.



                                     By: /s/ Phillip C. Thomas
                                         --------------------------------------
                                         Phillip C. Thomas
                                         Chief Executive Officer


                                     By: /s/ Michael R. Jorgensen
                                         --------------------------------------
                                          Michael R. Jorgensen
                                          EVP, Chief Financial Officer