Form 10KSB
period 2004-12-30
DOBI MEDICAL INTERNATIONAL INC
filed 2005-03-11
CIK 1111697

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                          Commission File No.: 0-32523

                        DOBI MEDICAL INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


             DELAWARE                                     98-0222710
------------------------------               -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          1200 MACARTHUR BLVD.
          MAHWAH, NEW JERSEY                               07430
----------------------------------------     -----------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its fiscal year ended December 31, 2004 were $321,266.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $29,652,000, based on the closing price of $0.67 per share on March 7, 2005, as quoted by the OTC Bulletin Board.

As of March 11, 2005 shares of the issuer's Common Stock were outstanding. 44,257,155.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X].

Documents Incorporated by Reference:  None.


================================================================================

                        DOBI MEDICAL INTERNATIONAL, INC.

                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
                                     PART I
                                     ------
ITEM 1.    DESCRIPTION OF  BUSINESS                                                                1

ITEM 2.    DESCRIPTION  OF  PROPERTY                                                               3

ITEM 3.    LEGAL PROCEEDINGS                                                                       4

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     4

                                     PART II
                                     -------

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
           BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                                          4

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                               11

ITEM 7.    FINANCIAL STATEMENTS                                                                    15

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE                                                                    15

ITEM 8A.   CONTROLS AND PROCEDURES                                                                 16

ITEM 8B.   OTHER INFORMATION                                                                       16


                                    PART III
                                    --------

ITEM 9.    DIRECTORS AND  EXECUTIVE OFFICERS, OF THE REGISTRANT                                    16

ITEM 10.   EXECUTIVE COMPENSATION                                                                  20

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS                                                         22

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                          24

ITEM 13.   EXHIBITS, LIST  AND REPORTS ON FORM 8-K                                                 25

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                  27


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         Our company, DOBI Medical International, Inc., together with our wholly-owned subsidiary, DOBI Medical Systems, Inc., is an advanced medical technology imaging company engaged in the business of developing and commercializing a new, non-invasive, gentle and cost effective means for the improved diagnosis of breast cancer and other diseases through the detection of vascular changes (known as "angiogenesis") associated with malignant tumors. From inception through December 31, 2004, we have incurred $8,859,510 in research and development expenses.

         We are a development-stage company with no significant revenues to date. Our goal is to establish our ComfortScan(TM) system as the new standard of breast imaging diagnostic care in the United States and international medical communities. We are in the process of seeking Premarket Approval (PMA) from the FDA for our ComfortScan system as an adjunct to mammography. We have successfully completed four of the five required steps in the PMA process, and anticipate submitting any updates to the first four modules and submit the pivotal PMA clinical trial research study of the fifth module. This fifth module, a clinical test seeking 120 malignancies from approximately 900 to 1200 patients, is expected to be submitted to the FDA late 2005 with FDA review expected to take approximately six months.

         During 2004, we completed the product roll-out process, renewed our CE Mark, established FDA and quality systems standards, invested in production-level tooling, established a manufacturing facility compliant with good manufacturing practices, received our FDA export certificate, finalized agreements with several international distributors in select countries in Latin America, Europe and the Asia-Pacific regions, verified and validated our first release of the ComfortScan system, and sold and shipped 12 revenue-producing production level ComfortScan investigative units to international markets for the purpose of conducting local clinical regulatory and marketing studies. In addition, our PMA clinical trial protocol was accepted by the FDA, we delivered and installed our ComfortScan system in our first three PMA sites, and we commenced the collection of patient scan data pursuant to our PMA clinical trial protocol.

THE COMFORTSCAN(TM) SYSTEM

         The first application of our technology is the ComfortScan system, an adjunct to mammography and physical exams. The ComfortScan system is a non-invasive, gentle, relatively quick, non-ionizing medical imaging device designed to assist physicians in the detection of breast cancer by focusing on dynamic functional, physiological imaging (i.e., what is occurring within the tissue in near real-time), rather than a singular morphological image (i.e., a static anatomical snapshot showing anatomical details at a single point in time), such as those created by mammography. Our ComfortScan system depicts dynamic changes in blood volume and oxygen depletion that are associated with malignancies. ComfortScan is being designed and tested to show that it provides high levels of specificity in detecting benign lesions within the breast, thus resulting in reducing the number of false positives generated by current techniques, and potentially reducing the high number of breast biopsies or other downstream testing now being performed. These unprecedented images provide the physician with new, physiologic information which may be associated with cancer development. The entire ComfortScan procedure typically takes approximately ten minutes, with the actual image acquisition of the DOBI(R) scan taking approximately one minute per breast. Our current suggested retail price for the ComfortScan system is $140,000. Our ComfortScan system is currently limited by U.S. law to investigational use within the United States. It is not yet commercially available in the U.S., and its future availability in the U.S. cannot be assured.


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

         We will enhance our relationships with a variety of important women's health and breast cancer awareness groups around the nation and plan to actively educate those who can financially benefit from the use of our ComfortScan system such as health insurers, HMOs, managed care companies and physicians. We will enhance and expand our relationships with leading physicians at prestigious cancer institutions worldwide. We also have in place affiliations with leading scientific research centers, such as the Scripps Research Institute in La Jolla, California and the Angiogenesis Foundation in Boston, Massachusetts. Our Medical Advisory Board is composed of well respected and recognized physicians in radiology, oncology and angiogenesis. We have augmented these efforts with our attendance and participation over the past several years at various medical imaging conferences such as Radiological Society of North America, American Association for Cancer Research and American Society for Clinical Oncology.

DISTRIBUTION NETWORK

         Our form of distributor agreement generally provides that the distributor, in exchange for discounts against our suggested list price, will market, sell and service our ComfortScan system in its local territory and provide first line customer support. In addition, we require that the distributor purchase an initial ComfortScan system and install it in a clinical site for the purpose of conducting a local clinical trial to demonstrate its efficacy and, where applicable, obtain local government approval. We began to sell our investigational ComfortScan system as an adjunct to mammography in international markets in the fourth quarter of 2004. We currently have ten distributors in Latin America, Europe and the Asia-Pacific regions.

COMPETITION

         We are developing a new diagnostic technology based on angiogenesis. We are not aware of a similar breast imaging product in the marketplace, but we are aware of several breast imaging products under development utilizing diagnostic x-ray, magnetic resonance imaging, optical imaging, laser, thermal imaging, ultrasound and other technologies. We believe that all of these other products under development are more expensive and more time consuming than our non-invasive, dynamic functional technology that uses high intensity light-emitting diodes and gentle external pressure to highlight areas of vascular development common to malignant tumors in the breast. The market for breast cancer detection equipment is extremely competitive, with both large, international diversified manufacturers, including Siemens, Toshiba, GE Medical Systems, Kodak, Fisher Imaging, Philips, Imaging Diagnostic Systems, Inc., Hologic/Lorad, Advanced Research Technologies, Inc., and smaller firms developing new technologies. These companies, although competitors, may also be possible strategic partners for us.

INTELLECTUAL PROPERTY

         We own nine issued U.S. patents, five international patents and two pending foreign patent applications covering a broad range of closely-related technologies. These include, among others:

         o optical investigation of physiological components in the human body, methods for optical and acoustic diagnosis of internal organs, multimodal imaging capability, and

         o   the soft breast holder mechanism.

         We expect to file additional patent applications domestically and internationally as we continue to improve our existing technology, develop new releases and make advances to our ComfortScan system.

EMPLOYEES

         As of March 11, 2005, we have 29 full-time employees. We have experienced good employee relations and are not, and never have been, a party to a collective bargaining agreement.

ORGANIZATIONAL HISTORY

         DOBI Medical Systems, LLC, a Delaware limited liability company, was formed in October 1999. In December 1999 it acquired substantially all the assets of Dynamics Imaging, Inc., including a number of patents and trade secrets that form the core of our current proprietary technology platform. On January 1, 2003 DOBI Medical Systems, LLC was incorporated in Delaware and became DOBI Medical Systems, Inc. We completed a reverse merger transaction on December 9, 2003 with Lions Gate Investment Limited, a Nevada corporation formed on October 29, 1999. Until the merger, Lions Gate engaged in oil and gas exploration activities, which Lions Gate discontinued following the merger and succeeded to the business of DOBI Medical Systems. The directors and management of DOBI Medical Systems thereupon became the directors and management of Lions Gate. For a more complete description of the reverse merger transaction and accompanying private placement in which we received $5.5 million in gross proceeds, see our Current Report on Form 8-K, dated December 9, 2003 and filed with the U.S. Securities and Exchange Commission (SEC) on December 19, 2003.

         On January 30, 2004, we changed our corporate name to DOBI Medical International, Inc. from Lions Gate Investment Limited and our state of incorporation to Delaware from Nevada pursuant to an Agreement and Plan of Merger, dated as of January 29, 2004, between Lions Gate and DOBI Medical International. This transaction had been approved by the holders of a majority of the outstanding common stock of Lions Gate by written consent in lieu of a special meeting of the shareholders of Lions Gate, all as more fully described in Lions Gate's Definitive Information Statement on Schedule 14C, which was filed with the SEC on January 9, 2004. DOBI Medical Systems currently remains a wholly-owned subsidiary of DOBI Medical International, Inc.

         Since our business is that of DOBI Medical only, the historical information in this report is that of DOBI Medical International as if it and its predecessor, DOBI Medical Systems, had been the registrant for all the periods presented in this report. Management's Discussion and Analysis or Plan of Operation presented in Item 6 and the audited consolidated financial statements presented in Item 7 of this report include those of DOBI Medical Systems prior to the reverse merger, as these provide the most relevant information for us on a continuing basis. For accounting purposes, DOBI Medical Systems is the acquirer in the transaction, and, consequently, the transaction is treated as a recapitalization of the company. DOBI Medical System's financial statements are the historical financial statements of the post-merger entity, DOBI Medical International.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal executive offices are located in approximately 12,000 square feet of office and assembly space at 1200 MacArthur Boulevard, Mahwah, New Jersey 07430. We have a five-year lease which expires on September 15, 2009, subject to renewal rights.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of business, the Company may become a party to legal or regulatory proceedings resulting from litigation, claims, or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on the business. Currently there is no material litigation threatened or pending matters involving the Company..

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our shares of common stock are quoted and listed for trading on the OTC Bulletin Board under the symbol "DBMI.OB."

         The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

                                         Years ended December 31,
                                   ------------------------------------
Quarter                                 2004                  2003
--------                           ----------------     ---------------
                                    High       Low        High      Low
                                    ----      -----     -------   -----
First                              $3.30      2.50      $0.10     $0.00
Second                              3.00      2.30       0.05      0.02
Third                               2.74      0.67       0.20      0.05
Fourth                              1.06      0.50       0.85      0.20
Fourth (December 9 to 31, 2003)       --        --       3.90      1.25

         The market information for the quarter ended December 31, 2003 is divided at December 9, 2003, the closing date of our reverse merger transaction. Trading in our shares began in January 2003, at which time it related only to Lions Gate.

         These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         As of March 11, 2005, there were approximately 282 holders of record of our common stock.

DIVIDEND POLICY

         The holders of our Series A Convertible Preferred Stock are entitled to receive a quarterly cumulative dividend at the end of each calendar quarter, commencing October 1, 2004 calculated at a rate of 8% per year of the issue price of any outstanding share of Series A Convertible Preferred Stock, commencing July 1, 2004 and continuing for the first three years after the closing of this issue, 10% per year for the following two years, and 12% per year for any additional year in which any shares of Series A Preferred Convertible Stock remains outstanding. At our option, the dividend may be paid in either cash or registered shares of common stock. In the case of payment in stock, this stock will be valued at 95% of the average of the closing trading price of our common stock for the 20 trading days ending on the day prior to the day on which such payment is due. For the year ended December 31, 2004, we recorded preferred stock dividends of $206,454, and paid a dividend in the form of common stock on January 31, 2005.

         We do not expect to pay a dividend on our common stock in the foreseeable future. Prior to our reverse merger transaction, DOBI Medical paid dividends pursuant to its class A preferred stock over the last two fiscal years pursuant to the terms of its certificate of incorporation then in effect. In connection with the merger, all the class A preferred stock was converted into shares of our common stock. The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

EQUITY COMPENSATION PLAN INFORMATION

         Our 2000 Stock Incentive Plan, as amended December 10, 2003, was approved by a written consent of the holders of a majority of our outstanding common stock. In connection with our reverse merger transaction, Lions Gate adopted and assumed all of DOBI Medical Systems' obligations under its 2000 Stock Incentive Plan and increased the number of shares reserved for stock option grants to 15 % of our common stock outstanding. Based on our common stock outstanding as of December 31, 2004, 6,562,244 stock options are authorized for issuance under our 2000 Stock Incentive Plan. As of March 11, 2005, there are outstanding stock options to purchase 4,980,500 shares of our common stock.

         The following table provides information as of December 31, 2004 with respect to the shares of common stock that may be issued under our existing equity compensation plan.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                   Number of securities
                                                                                  remaining available for
                                Number of shares of                                future issuance under
                                common stock to be          Weighted-average        equity compensation
                              issued upon exercise of       exercise price of        plans (excluding
                               outstanding options,        outstanding options,    securities reflected in
                                warrants and rights        warrants and rights          column (a))
       Plan category                    (a)                        (b)                       (c)

 Equity compensation plans           4,980,500                    $1.59                    1,581,744
   approved by security
          holders


 Equity compensation plans              --                         --                         --
 not approved by security
          holders

           Total                     4,980,500                    $1.59                    1,581,744


INVESTMENT CONSIDERATIONS

INVESTMENT CONSIDERATIONS RELATED TO OUR BUSINESS AND INDUSTRY

         WE ARE A DEVELOPMENT STAGE COMPANY WITH INSIGNIFICANT REVENUE TO DATE AND ARE DEPENDENT ON A SINGLE PRODUCT, WHICH CAN HAVE A DETRIMENTAL EFFECT ON THE LONG-TERM CAPITAL APPRECIATION OF OUR STOCK.

         We currently offer only one product, the ComfortScan system, and anticipate that this product will account for substantially all of our revenues, if any, for the foreseeable future. For the fiscal year ended December 31, 2004, we incurred a net loss of $7,010,438 and, as of December 31, 2004, had an accumulated deficit of $23,750,962 and stockholders' equity of $2,542,844.

         OUR INDEPENDENT PUBLIC ACCOUNTING FIRM INCLUDED A "GOING CONCERN" EXPLANATORY PARAGRAPH IN EACH OF ITS AUDIT REPORTS FOR THE LAST FOUR YEARS, RAISING DOUBT ABOUT OUR ABILITY TO CONTINUE.

         A "going concern" explanatory paragraph was included by our independent public accounting firm for the year ended December 31, 2004, and in each of the audit reports for DOBI Medical Systems for the last four years, as a result of the risk surrounding our ability to continue in existence as a development stage company with no revenues and recurring losses and negative cash flows from operations. These conditions raise substantial doubt about our ability to continue as a going concern.

         WE WILL HAVE TO SECURE ADDITIONAL FINANCING IN 2005 AS WE DO NOT HAVE ADEQUATE CASH TO COMPLETE THE FDA PMA PROCESS AND COMMERCIALIZE OUR COMFORTSCAN SYSTEM.

         In order to complete the submission of our FDA PMA Module 5 of our clinical research trial study and continue our research and development towards releasing the ComfortScan system as an approved FDA medical device for commercial sale as an adjunct to mammography, we currently estimate that we will need approximately $10 million in 2005. Thus, we need to secure additional financing. We may be unable to obtain financing on satisfactory terms or in a timely fashion. If we do obtain additional financing, it may be dilutive to stockholders, and may involve restrictions on our ability to pay dividends on our capital stock or the manner in which we conduct our business. We currently have no firm commitments for any additional financings, and there can be no assurance that any such financings will be available to us or that adequate funds for our operations will be available when needed or on terms attractive to us. The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and development, manufacturing, and clinical trials, or cause us to cease our operations altogether.

         THE COMMERCIALIZATION OF OUR COMFORTSCAN SYSTEM AS AN ADJUNCT TO MAMMOGRAPHY IN THE UNITED STATES IS SUBJECT TO FDA APPROVAL. IF WE FAIL TO OBTAIN SUCH APPROVAL, WE WILL NOT BE ABLE TO SELL IT IN THE UNITED STATES AND THUS OUR FUTURE REVENUES WILL BE NEGATIVELY IMPACTED.

         Our ComfortScan system version 1.0 is an investigational device. As such, we cannot sell the ComfortScan system in the United States and some markets internationally without FDA approval and/or local regulatory approval. Clinical testing for our fifth and final FDA premarket approval commenced in late 2004. FDA approval for our ComfortScan system as an adjunct to mammography, including any updates that may be required to the four modules previously accepted by the FDA, should be in mid-2006. Final FDA approval is contingent upon the timely execution of our clinical trial plan and successful trial outcomes that meet the FDA clinical trial protocol as accepted by the FDA, and any other requirements that the FDA may subsequently request. However, there can be no assurance that the clinical trial will be executed in a timely fashion, that the outcomes will meet the accepted protocol, that the FDA will not require further data and supporting evidence, that FDA approval of the ComfortScan system will be received or, if received, that it will be received within the time frames that we estimate. If we or the FDA fail to meet these time frames, we will either seek additional funds or discontinue operations. In addition, the FDA enforces its quality system regulations through pre-approval and post-approval inspections. If we are unable to pass any of these inspections, the FDA could suspend or terminate our clinical trials. The FDA also retains jurisdiction over post-approval market surveillance and medical device reporting. If it at any point determined by the FDA that our manufacturing practices and document control quality standards, or the ComfortScan system itself, are deficient, the FDA could suspend or withdraw its pre-market approval.

         WHILE ATTEMPTING SALES TO INTERNATIONAL MARKETS WHERE FDA APPROVAL IS NOT REQUIRED, WE WILL NEED TO COMPLY WITH LOCAL FOREIGN QUALIFICATIONS FOR SALE IN SUCH MARKETS, WHICH ARE UNFAMILIAR TO US AND SOMETIMES DIFFICULT TO OBTAIN.

         Unless and until we receive FDA approval, we will be wholly dependent on international sales of our ComfortScan system to those markets where FDA approval is not required. Such dependence will expose us to foreign and political risks, including the burden of complying with a variety of quality system regulations and other foreign regulatory requirements as well as currency exchange rate fluctuations, any of which could result in lower sales or profits. International sales will be an important aspect of our growth strategy in 2006 and beyond. The time required to obtain approval for international sales may be longer or shorter country by country than that required for FDA approval, and each country's requirements may differ significantly. To date, we have limited experience in international markets. Among other requirements, we will need to enter into additional distribution partnerships in international markets and further develop our independent distribution network outside the United States. Our re-certification audit for compliance with ISO 9000:2000, ISO 13485 MDD93/42/EEC and the Canadian Medical Device Regulations, and our renewal of our CE Mark, UL certificate and FDA Export Certificate, all necessary for international sales, have all been approved. There is no assurance that we will be able to successfully penetrate markets outside the United States. Our reliance on international sales will expose us to related risks and uncertainties, including:

o Maintaining quality regulation systems so as to ensure compliance with applicable industry and FDA requirements to export outside the United States, all of which we must maintain in order to sell our products in the European Union and other foreign countries that do not require FDA approval,
o    Complying with differing foreign and domestic regulatory requirements,
o    Trade restrictions and changes in tariffs,
o    Import and export license requirements and restrictions,
o    Dependence on independent distribution partners,
o    Difficulties in shipping to international markets,
o    Difficulties in staffing and managing international operations,
o    Difficulties in collecting receivables and longer collection periods, and
o    Fluctuations in currency exchange rates.

     The primary regulatory authority in Europe is the European Union, which currently consists of 25 member countries encompassing most of the major economies of Europe. The European Union has adopted numerous directives and standards regulating the design, manufacturing, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear a CE Mark, indicating that the device conforms to the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout the European Union. Our CE Mark, FDA Export Certificate and UL Certificate subject us, our ComfortScan system, our manufacturing processes, quality systems and facilities to comprehensive inspections from time to time. If we failed or had a material deficiency, we could lose any one or all of these marks and certificates, and consequently the right to market and sell our ComfortScan system in European Union countries and those other countries where exportation of an unapproved medical device is permitted under FDA regulations.

         WE WILL NOT BE ABLE TO RELEASE COMFORTSCAN SYSTEM 2.0 AS AN INVESTIGATIONAL DEVICE UNLESS AND UNTIL ITS DESIGN AND MANUFACTURING PROCESS IS VERIFIED AND VALIDATED IN ACCORDANCE WITH QUALITY SYSTEM REGULATIONS.

         Verification and validation (as defined and described in 21 Code of Federal Regulations, Part 820) are part of the quality system regulations intended to ensure that finished devices will be safe and effective and otherwise in compliance with the United States Federal Food, Drug and Cosmetic Act of 1976, ISO 13485 and CE Mark. In November 2004, after successful completion of verification and validation testing in accordance with current quality systems regulations, and with outside, independent physicians as readers, we released our first production level version 1.0 ComfortScan system as an investigational device. In late 2004 we sold and shipped 12 revenue producing, production level ComfortScan investigational systems to international distributors for conducting local clinical studies. Subsequently, in January 2005, in connection with the development of version 2.0 of our ComfortScan system, internal testing by non-physician employees raised concerns about scan acceptance rates, repeatability performance, and overall diagnostic accuracy. Prior to releasing version 2.0, we are aggressively addressing these issues, and have engaged leading academic and clinical experts to assist us. We believe these concerns arise within the scope of the ordinary course of medical device product development efforts and we are confident that within a reasonable period of time we will successfully resolve these recent concerns. However, while we currently do not believe it to be so, it is possible that the solutions may involve changes to our software and changes to our hardware that may require reinitiating our PMA clinical trial. If there is a delay, our best estimate is that our PMA submission to the FDA may be delayed by up to six months.

         WE ARE DEPENDENT ON OUR PMA CLINICAL TRIAL SITES AND ON OUR THIRD-PARTY PROVIDERS AND CONSULTANTS TO ADVANCE OUR COMPANY, AND IF THEY ARE NOT RESPONSIVE TO US, WE WILL NEED TO FIND ALTERNATIVE OUTSIDE SOURCES OR ADD THESE FUNCTIONS INTERNALLY, WHICH MAY DIVERT OUR RESOURCES AND DELAY OUR TIMEFRAMES.

         We rely on a number of third-party clinical consultants and medical institutions to advance our clinical and FDA approval processes, including our PMA clinical trial sites. We will also rely on third-party manufacturers and parts suppliers for parts and materials necessary to complete assembly of the ComfortScan system. Internationally, we rely on distributors to market, sell and service our ComfortScan system. These distributors, as well as domestic distributors that we may later select, often handle other products and services, which may be in competition with our products and which may be of greater significance to them than our products. Should we be unable to enter into satisfactory arrangements with these parties, or in the event of the failure of a distributor or any third-party manufacturer, supplier, consultant, researcher or other provider to timely perform their obligations or commitments, our timetable toward commencing our clinical trials, obtaining FDA approval, or international commercialization and sales could be delayed.

         EXISTING OR NEW COMPETITORS MAY DEVELOP COMPETING OR SUPERIOR DIAGNOSTIC TECHNOLOGIES WHICH COULD RESULT IN OUR SYSTEM BECOMING OBSOLETE AND NO LONGER IN DEMAND.

         We are not aware of any similar breast imaging product in the marketplace, but we are aware of several breast imaging products under development utilizing other technologies such as lasers. While we believe our advanced technology to be superior to others in this segment, the market for breast cancer detection equipment is extremely competitive, dominated by international diversified manufacturers including Siemens, Toshiba, GE Medical Systems, Philips, Imaging Diagnostic Systems, Inc., Hologic/Lorad, and Advanced Research Technologies, Inc. In general, these manufacturers will have significantly greater access to capital and marketing resources that we can expect. In particular, these and other large manufacturers have the capital, technology, personnel and marketing strength to support their existing products and develop new products to meet the market's needs for safer, more effective, and more affordable breast cancer detection systems. There is no assurance that competing diagnostic technologies will not emerge that may be superior or cheaper than ours, or that similar technologies may render our ComfortScan system uncompetitive or obsolete and prevent us from achieving or sustaining profitable operations.

         OUR PATENT PORTFOLIO AND TRADE SECRETS DO NOT ASSURE THAT COMPETITORS AND OTHERS CANNOT DEVELOP TECHNOLOGIES SIMILAR OR SUPERIOR TO OUR COMFORTSCAN SYSTEM, FOR WHICH WE MAY HAVE NO RIGHTS TO SUE FOR INFRINGEMENT.

         We have compiled trade secrets and a patent portfolio in the United States and Europe, have an allowed patent in Canada, and have several patent applications pending. We believe our trade secrets and patent position are extensive enough to protect against unwarranted duplication of our technology by competitors. As we develop and commercialize our products, others may attempt to discover our trade secrets or challenge our patents. The cost of such defense may exceed our financial resources, and there can be no assurance that we would prevail in any trade secret or patent litigation. Further, there can be no assurance that our dynamic functional imaging technology cannot be modified by others to circumvent our patents or reverse engineer our devices or those competitors will not develop competitive or superior technologies without knowledge of our trade secrets or without infringing our patents. While we generally obtain confidentiality agreements before disclosing proprietary, non-public information to third parties, such agreements may be difficult to enforce in certain domestic and foreign jurisdictions.

         HMOS, HEALTH INSURERS, MANAGED CARE PROVIDERS AND OTHER THIRD-PARTY PAYERS ARE LARGELY UNFAMILIAR WITH OUR COMFORTSCAN SYSTEM, MAKING THEIR ADOPTION OF OUR PRODUCT UNCERTAIN.

         A major portion of all medical care is paid for by third-party payers rather than by patients directly (i.e., HMOs, health insurers, managed care providers, Medicare and Medicaid, and their equivalent organizations in countries outside the United States). In order to achieve our sales targets in the jurisdictions in which we intend to sell the ComfortScan system, we must educate these third-party payers and otherwise market the ComfortScan system to the third-party payers and establish our ComfortScan system as a recognized adjunctive diagnostic imaging procedure for which the third-party payers will pay a reasonable fee. There can be no assurance that these efforts will be successful.

         ONCOLOGISTS, GYNECOLOGISTS, RADIOLOGISTS, OTHER PHYSICIANS AND SURGEONS AND THEIR TECHNICAL ASSISTANTS ARE ALSO LARGELY UNFAMILIAR WITH OUR COMFORTSCAN SYSTEM, MAKING THEIR ACCEPTANCE AND ADOPTION OF OUR PRODUCT UNCERTAIN.

         Because the ComfortScan diagnostic breast imaging system is a new system, no oncologists, radiologists or other healthcare professionals have been trained in the use of the ComfortScan system as an adjunctive diagnostic tool (other than those performing clinical tests). We will therefore have to spend considerable amounts of time and money to educate and train these professionals in the use of the ComfortScan system. There can be no assurance that our ComfortScan system will be accepted and adopted by physicians or that we will be able to convince sufficient numbers of professionals to devote the necessary time to learning this new adjunctive diagnostic tool and to accept the results of this diagnostic tool over more familiar diagnostic procedures, such as biopsies.

         WE MAY BE SUED FOR PRODUCT LIABILITY IN THE FUTURE AND OUR LIABILITY INSURANCE MAY NOT BE ADEQUATE IN A CATASTROPHIC SITUATION.

         We may be held liable if any product we develop in the future, or any product which is made with the use of any of our technologies, causes injury or is found otherwise defective during product testing, manufacturing, marketing or sale. Although we have product liability insurance, we may not have insurance coverage sufficient in amount and scope against potential liabilities, or the claims may be excluded from coverage under the terms of the policy. Further, product liability insurance is expensive. As a result, we may not be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost, which could prevent or inhibit the commercialization of our products or technologies. If we are sued for any injury caused by our products or technology, our liability could exceed our total assets. Any claims against us, regardless of their merit or eventual outcome, could have a serious and adverse effect upon our business.

         PROPOSED HEALTHCARE REFORMS AND OTHER REGULATORY CHANGES COULD EFFECTIVELY PRECLUDE SOME CUSTOMERS FROM USING OUR COMFORTSCAN SYSTEM WHICH COULD NEGATIVELY IMPACT PHYSICIAN ADOPTION AND PATIENT USE OF OUR COMFORTSCAN SYSTEM.

         The United States government and many states are investigating a variety of alternatives to reform the healthcare delivery system. These reform efforts include proposals to limit and further reduce and control healthcare spending on healthcare items and services, limit coverage for new technology and limit or control the price healthcare providers, drug and device manufacturers may charge for their services and products. If adopted and implemented, these reforms could cause healthcare providers to limit their use of the ComfortScan system or decline to use it at all. Changes in any other laws, rules, regulations, procedures or industry practices that impact upon our ComfortScan system could adversely affect the commercial viability of our ComfortScan system.

INVESTMENT CONSIDERATIONS RELATED TO OUR COMMON STOCK

         OUR COMMON STOCK IS QUOTED OVER THE COUNTER AND CONSIDERED A "PENNY STOCK" MAKING IT DIFFICULT TO SELL WHEN DESIRED.

         The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a "penny stock" according to rules of the SEC. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is currently quoted on the OTC Bulletin Board, stockholders may find it difficult to obtain accurate quotations of our common stock, and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

         A SIGNIFICANT NUMBER OF OUR SHARES WILL BE ELIGIBLE FOR SALE AND THEIR SALE OR POTENTIAL SALE MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

         Lock-up agreements associated with our December 9, 2003 private placement and reverse merger covering approximately 19,420,000 shares of common stock will continue to unlock at 10% each month until all become unlocked on July 9, 2005. In addition, lock-up agreements expire for certain founders covering approximately 15,625,000 shares of common stock expire on December 9, 2005. Thus, the supply of our common stock available for sale may increase, which could decrease its price. All of the founders' shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

         OUR MANAGEMENT AND PRINCIPAL STOCKHOLDERS OWN A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND ARE CAPABLE OF INFLUENCING OUR AFFAIRS, WHICH MAY NOT ALWAYS BE IN THE BEST INTERESTS OF ALL STOCKHOLDERS.

         Our officers, directors and principal stockholders control approximately 53% of our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

         INVESTORS SHOULD NOT ANTICIPATE RECEIVING CASH DIVIDENDS ON OUR COMMON STOCK.

         We have never declared or paid any cash dividends or distributions on our common stock. While, we currently pay an 8% per year dividend on our series A preferred convertible stock, we intend to retain our future earnings to support operations and to finance expansion, and therefore, we do not anticipate paying any dividends on our common stock in the foreseeable future.

         CERTAIN EXISTING AND ALL FUTURE STOCKHOLDERS WILL SUFFER DILUTION, AND POTENTIALLY A REDUCTION IN THE VALUE OF THEIR INVESTMENT, IF WE SELL ADDITIONAL SHARES OF OUR COMMON STOCK OR SECURITIES CONVERTIBLE INTO OUR COMMON STOCK AT A PRICE OR CONVERSION PRICE LOWER THAN $1.78 PER COMMON SHARE.

         In connection with our July 2004 private placement, we granted to the private placement investors "weighted average" anti-dilution protection with respect to the series A convertible preferred stock acquired by these investors. The anti-dilution provisions are triggered by a subsequent stock offering by us within two years of the closing of the July 2004 private placement at a lower price per share than the protected price level ($1.78 per share) and take into account both the lower price and the number of shares issued at the lower price.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         We completed a reverse merger transaction on December 9, 2003 with Lions Gate Investment Limited, a Nevada corporation formed on October 29, 1999. Until the merger, Lions Gate engaged in oil and gas exploration activities, which Lions Gate discontinued following the merger and succeeded to the business of DOBI Medical Systems, Inc. The directors and management of DOBI Medical Systems thereupon became the directors and management of Lions Gate. On January 30, 2004, we changed our corporate name from Lions Gate Investment Limited to DOBI Medical International, Inc. and changed our state of incorporation from Nevada to Delaware pursuant to an Agreement and Plan of Merger, dated as of January 29, 2004, between Lions Gate and DOBI Medical International. DOBI Medical Systems currently remains a wholly-owned subsidiary of DOBI Medical International.

         DOBI Medical Systems, LLC was formed as a Delaware limited liability company in October 1999. (In December 1999, DOBI Medical Systems, LLC acquired substantially all the assets of Dynamics Imaging, Inc., including a number of patents and trade secrets that form the basis for its current proprietary technology position. On January 1, 2003, DOBI Medical was incorporated in Delaware and became DOBI Medical Systems, Inc.

         Since our future business will be that of DOBI Medical only, the information in this Annual Report is that of DOBI Medical International as if DOBI Medical Systems. had been the registrant for all the periods presented in this report. Management's Discussion and Analysis or Plan of Operation presented in this Item 6 and the audited consolidated financial statements presented in
Item 7 of this report include those of DOBI Medical Systems prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

         For accounting purposes DOBI Medical Systems was the acquirer in the reverse merger transaction, and consequently the transaction is treated as a recapitalization of the company. DOBI Medical's financial statements are the historical financial statements of the post-merger entity, DOBI Medical International.

OVERVIEW

         We are a developmental-stage company with no significant revenues. Our goal is to establish the ComfortScan(TM) system as the new standard of breast imaging diagnostic care in the United States and international medical community. The first steps in attaining this goal are to receive U.S. Federal Food and Drug Administration ("FDA") approval for our ComfortScan(TM) system as an adjunct to mammography and establish our ComfortScan system as a recognized and widely utilized technology to aid physicians in the effective diagnosis of breast cancer.

         During 2004, we completed the product roll-out process, renewed our CE Mark, established FDA and quality systems standards, invested in production-level tooling, established a manufacturing facility compliant with good manufacturing practices, received our FDA Export Certificate, finalized agreements with several international distributors in select countries in Latin America, Europe and the Asia-Pacific regions, verified and validated our first release of the ComfortScan system, and sold and shipped 12 revenue-producing and production level ComfortScan investigative units to international markets for the purpose of conducting local clinical regulatory and marketing studies. In addition, our PMA clinical trial protocol was accepted by the FDA, we delivered and installed our first ComfortScan system in our first three PMA sites, and we trained and commenced the collection of patient scan data pursuant to our PMA clinical trial protocol.

         In 2005, we intend to complete our PMA clinical trial and submit our PMA application to the FDA, sell 20 systems through our international distributors in order to generate clinical results supporting the use of our ComfortScan system as an adjunct to mammography. We plan to continue to seek distribution alliances in international markets in order to obtain local regulatory approval and acquire patient scans in our research and development efforts. We will continue to develop and enhance our ComfortScan system by releasing new versions of our software and perhaps hardware to the international marketplace. We intend to place added emphasis internationally in developing luminary clinical research sites with noted physicians, and have them publish peer review clinical papers so as to better seed the international market and more quickly gain physician adoption once the ComfortScan system obtains local regulatory approval for commercial sale as a medical device.

         In November 2004, after successful completion of verification and validation testing in accordance with current quality systems regulations, and with outside, independent physicians as readers, we released our first production level version 1.0 ComfortScan system as an investigational device. In late 2004, we sold and shipped 12 revenue producing, production level ComfortScan investigational systems to international distributors for conducting local clinical studies. Subsequently, in January 2005, in connection with the development of version 2.0 of our ComfortScan system, internal testing by non-physician employees raised concerns about scan acceptance rates, repeatability performance, and the overall diagnostic accuracy. Prior to releasing version 2.0, we are aggressively addressing these issues, and have engaged leading academic and clinical experts to assist us. We believe these concerns arise within the scope of the ordinary course of medical device product development efforts. We are confident that within a reasonable period of time we will successfully resolve these recent concerns. However, while we currently do not believe it to be so, it is possible that the solutions may involve changes to our software and hardware that may require reinitiating our PMA clinical trial. If there is a delay, our best estimate is that our PMA submission to the FDA may be delayed by up to six months.

         In connection with our 2005 goals, we expect our expenses to be approximately $1.6 million per quarter. In addition, we expect that PMA clinical trial project costs, including PMA site fees, clinical research organization fees, PMA site monitoring fees, and physician fees will be approximately $3.0 million. While we believe that we will achieve these goals, there can be no assurance that we will do so.

         We have generated insignificant ComfortScan system revenues to date, and therefore can draw no conclusions regarding the seasonality of our business.

         The accompanying financial statements in Item 7 of this report have been prepared assuming that we will continue as a going concern. We are currently a development stage enterprise and, as such, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing. We have yet to generate a positive internal cash flow, and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

         In the event that we are unable to obtain debt or equity financing or we are unable to obtain financing on terms and conditions that are acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern. So far we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so. Moreover, there is no assurance that if and when FDA premarket approval is obtained, that our ComfortScan system will achieve market acceptance or that we will achieve a profitable level of operations. The accompanying financial statements in Item 7 of this report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         We generally recognize revenue upon the shipment of our product to our customers except for the initial maintenance component. That component is deferred and is recognized on a straight-line basis over the initial maintenance term.

         In order to achieve our goals, we incur research and development expenses, general and administrative expenses, clinical expenses and sales and marketing expenses.

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

         We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carry forwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. We believe it is more likely than not that we will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $4,900,000 is provided.

         As of December 31, 2004, we have approximately $12,000,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2024. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.

         The preparation of financial statements are in conformity with accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As a development stage enterprise, we have not had to make material estimates which have an effect on financial presentation.

OFF-BALANCE SHEET ARRANGEMENTS

         Our office facilities are subject to a 5-year operating lease requiring monthly lease payments of approximately $20,000 per month. We have no other material off-balance sheet arrangements or liabilities.

RESULTS OF OPERATIONS

COMPARISON OF 12 MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

         Revenue for the year ended December 31, 2004 was approximately $321,000. We shipped our first revenue producing ComfortScan systems in the quarter ended December 31, 2004.

         Cost of sales was approximately $384,000 for the year ended December 31, 2004. Combined with the revenue for this period, we had a gross loss of approximately $63,000 which was due to the limited initial sales combined with establishing current good manufacturing practices and facilities in accordance with FDA medical device quality system regulations.

         Research and development expenses increased approximately $803,000, or 70%, from $1,154,000 to approximately $1,957,000 for the 12 months ended December 31, 2004 compared to the prior year. This reflects an increase in engineering personnel, building additional prototypes of the ComfortScan system for developmental testing and refining the engineering of the hardware and software.

         General and administrative expenses increased approximately $677,000, or 46%, from $1,470,000 to approximately $2,147,000 for the 12 months ended December 31, 2004 compared to the prior year. This increase was mainly due to costs associated with the addition of financial and administrative personnel of approximately $360,000, higher insurance costs of approximately $192,000, consulting costs of approximately $184,000 and investor relations costs of approximately $146,000. This was offset by costs of approximately $178,000 in the prior year for unsuccessful attempts to raise capital.

         Clinical program expenses increased approximately $628,000, to $929,000, or 209%, for the 12 months ended December 31, 2004 compared to the prior year. These costs were mainly attributable due to the increased number of personnel recruited to manage clinical programs in the United States, predominately associated with the start of the PMA trials related to the Company applying for FDA approval for the ComfortScan system at its conclusion. These additional costs included equipment costs, site costs, consulting costs, personnel costs, and travel expenses.

         Sales and marketing expenses of approximately $1,919,000 for the twelve months ended December 31, 2004 reflect an increase of approximately $1,498,000. This increase was primarily in consulting costs to initiate a capital markets program for the purpose of creating an awareness of the Company and its products, totaling approximately $733,000, additional personnel costs of approximately $534,000, additional consulting costs related to establishing overseas markets of approximately $118,000 and participation in various exhibits and shows of approximately $99,000, compared to the prior year.

         Interest expense for the twelve months ended December 31, 2004 consisted of minor financing of operational costs. For the year ended December 31, 2003, interest expense of approximately $1,808,000 was primarily for Series 1 and 2 Convertible Promissory Notes, substantially all of which were converted into common stock in December 2003.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception through the private issuances of equity and debt securities, generating approximately $28,000,000 in gross proceeds to date, described chronologically as follows.

         During the year 2000, DOBI Medical Systems, LLC, a predecessor of DOBI Medical, completed its first private placement of shares, issuing 3,170,069 common shares at an issuance price of $2.31 per share, generating gross proceeds of approximately $7,316,000. In 2001, DOBI Medical Systems, LLC completed a private placement of 2,211,491 units of its class A convertible preferred shares at an issuance price of $1.00 per lot (each lot consisting of one unit of class A convertible preferred shares and one warrant to purchase common shares), generating gross proceeds of approximately $2,211,000. In 2003, DOBI Medical Systems, Inc. completed the sale of its series 1 convertible 8% notes and warrants in the amount of $3,373,000. Later in 2003, we completed the sale of our series 2 convertible 12% notes and warrants in the amount of $1,680,000.

         In December 2003, DOBI Medical Systems merged into a publicly-traded company, Lions Gate Investment Limited, which became the surviving entity (in January, 2004 Lions Gate changed its corporate name to DOBI Medical International, Inc.), and simultaneously completed the first tranche of a two-tranche private placement in which we issued 5,500,000 shares of common stock at a price of $1.00 per share and three-year warrants to purchase 2,750,000 shares of common stock at an exercise price of $1.54 per share, generating gross proceeds of $5,500,000.

         In July 2004, we completed the private placement of approximately $5.16 million in shares of our series A preferred convertible stock and associated warrants. The shares of series A preferred stock sold in the private placement carry a dividend of 8% per year and were initially convertible into 2,580,667 shares of common stock. We also issued four-year investor warrants to purchase 2,580,667 shares of common stock at a price of $3.00 per share. In connection with the closing of the second tranche of the December 2003 private placement, the number of common shares into which the series A preferred stock is convertible was increased to approximately 2,903,000 shares, reflecting anti-dilution adjustments.

         At the closing of the performance milestone-based second tranche in December 2004, we issued 6,000,002 shares of common stock at a price of $.50 per share, generating gross proceeds of approximately $3,000,000. In that connection, we issued three-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.54 per share.

         As of December 31, 2004, we had cash and working capital of approximately $2,454,000 and $1,836,000, respectively. Net cash used in operating activities during the year totaled approximately $6,500,000, and capital expenditures totaled approximately $720,000. As we enter 2005, we have no significant capital expenditure commitments. Our goals for 2005 are to submit our PMA application for the ComfortScan system as an adjunct to mammography to the FDA by the end of 2005 and sell 20 ComfortScan systems through our international distributors. In connection with our 2005 goals, we expect our expenses to be approximately $1.6 million per quarter. In addition, we expect that PMA clinical trial project costs, including PMA site fees, clinical research organization fees, PMA site monitoring fees, and physician fees will be approximately $3.0 million. While we believe that we will achieve these goals, there can be no assurance that we will do so. We expect that the achievement of our 2005 goals will require that we raise an additional $10 million.

         In March 2005, we engaged a financial advisor on a best efforts basis to raise up to $10 million through the sale of our securities, and we have granted this financial advisor the exclusive right to do so through April 30, 2005. The financial advisor's undertaking is subject to several factors, including market conditions and no adverse change in our business and prospects.

         We have yet to generate any material cash flow from operations, and until the meaningful sales of our product begin, we are totally dependent upon debt and equity funding from outside investors. In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions that are acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our disclosures and analysis in this "Management's Discussion and Analysis or Plan of Operation" and throughout our Annual Report contain some statements and information based upon "forward-looking statements" relating to our business. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results.

         We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

         We undertake no obligation to publicly update forward-looking statements. You are advised to carefully read the "Investment Considerations" set forth above in this report and any further disclosures we make on related in our Form 10-QSB and 8-K reports to the SEC, and our press releases. You should understand that it is not possible to predict or identify all factors that may affect future results. Consequently, you should not consider the "Investment Considerations" set forth in Part II of this 2004 Form 10-KSB to be a complete discussion of all potential risks or uncertainties.

ITEM 7.  FINANCIAL STATEMENTS.

         Our audited financial statements for the year ended December 31, 2004 are included as a separate section of this Annual Report beginning on page F-1.

ITEM     8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

         We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2004.

         On July 15, 2003, and prior to our reverse merger transaction, the board of directors of Lions Gate dismissed its independent accountant, Dohan & Company, P.A., and engaged the firm of Moore Stephens Ellis Foster Ltd. as its new independent accountant. In October 2003, the independent accountant of DOBI Medical Systems, Ernst & Young LLP, resigned as the independent accountant. On December 10, 2003, our shareholders ratified the appointment of Marcum & Kliegman LLP as our new certifying public accountants for the fiscal year ending December 31, 2004.

         We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period. Since we are a developmental company with limited revenues, each of our independent public accountants included a "going concern" explanatory paragraph in each of its audit reports for the last four years.

ITEM 8A.  CONTROLS AND PROCEDURES.

         As of December 31, 2004 and within 90 days prior to the date of this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that there was no reasonably apparent deficiency in our disclosure controls and procedures such that the controls and procedures should not be expected to operate effectively. We are not aware of any significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of such controls by us.


ITEM 8B.  OTHER INFORMATION.

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS.

DIRECTORS AND EXECUTIVE OFFICERS

     Each Director holds office until our next annual meeting of our stockholders or until his death, resignation or removal, if earlier. The following table shows the positions held by our board of directors and executive officers, and their ages as March 11, 2005:


NAME                                AGE     POSITION
----                                ---     --------
Robert M. Machinist                 52       Chairman of the Board
Phillip C. Thomas                   56       Co-Founder, Chief Executive Officer
                                             and Director
David H. Clarke                     63       Co-Founder and Director
Brad Baker                          45       Director
William Li, M.D.                    42       Director
Webb W. Turner                      67       Director
Michael R. Jorgensen                52       Executive Vice President and Chief
                                             Financial Officer

         ROBERT M. MACHINIST became a director of DOBI Medical Systems in October 2003 and became a member of our board in December 2003. Mr. Machinist has served as Chairman and managing partner of MB Investment Partners in New York since August, 2004, and as managing partner of M Capital, LLC, a private equity investment firm based in Rye, New York, since January 2002. From November 1998 to December 2001, Mr. Machinist served as Managing Director and Head of Investment Banking for the Bank of New York and its Capital Markets division. Mr. Machinist received a B.A. degree from Vassar College and did graduate work at the Weizmann Institute in Rehovot, Israel. He is the Chairman of the American Committee for the Weizmann Institute of Science and a member of its International Board of Governors. Mr. Machinist is also a member of the board of directors of Traffix, Inc., a NasdaqNM on-line marketing and advertising company.

         PHILLIP C. THOMAS is a co-founder of DOBI Medical Systems and became a member of our board and our Chief Executive Officer in December 2003. Mr. Thomas has been the Chief Executive Officer and a director of DOBI Medical Systems since December 1999, and for more than one year prior thereto, he was the Chief Executive Officer of Dynamics Imaging, Inc., a Delaware corporation from which DOBI Medical Systems acquired the DOBI technology and its other non-financial assets. Over the past 25 years,Mr. Thomas has served in a number of public and private high technology senior executive positions. From September 1992 to January 1997, Mr. Thomas was the Chief Executive Officer for Medication Delivery Devices, Inc. ("MDD"), a medical device start-up. MDD was sold to Baxter Healthcare in 1997, four years after its inception. Mr. Thomas received his B.A. degree from Brigham Young University and has completed executive development courses at Harvard Business School and Stanford Business School.

         DAVID H. CLARKE is a co-founder of DOBI Medical Systems and became a member of our board in December 2003. Mr. Clarke had been a director of DOBI Medical Systems since December 1999. Mr. Clarke is the controlling stockholder of Lake Worth Ventures, Inc., which was the largest stockholder of DOBI Medical Systems and, as a result of the merger, is our largest single stockholder. Since 1995, Mr. Clarke has been the Chairman and Chief Executive Officer of Jacuzzi Brands, Inc, a New York Stock Exchange-listed company. Prior to joining Jacuzzi Brands, Mr. Clarke was Deputy Chairman and Chief Executive Officer of Hanson Industries, Inc., as well as Vice Chairman of Hanson plc. Mr. Clarke also serves on the Board of Fiduciary Trust Company International and serves as an Advisory Director for Sterling Financial Group of Companies, Inc., an investment banking firm which served as the placement agent in the private placement which we completed in connection with the reverse merger and served DOBI Medical Systems as placement agent in four previous private placements. Mr. Clarke also serves on the board of United Pacific Industries Limited, a manufacturing company listed on the Hong Kong stock exchange.

         BRAD BAKER joined the DOBI Medical Systems board of directors in October 2003 and became a member of our board in December 2003. From April 2000 to February 2002, Mr. Baker served as head of the online division of Sterling Financial Investment Group, an investment company banking firm which served as the placement agent in the private placement which the Company completed in connection with the merger. From September 1989 to January 1990, Mr. Baker served as Corporate Secretary and one of four members of the Executive Board of the Resolution Trust Corporation, a federal agency formed to restructure and reorganize the thrift industry. At various times since 1989, Mr. Baker has served as the Acting Executive Secretary of the United States Treasury Department.

         WILLIAM LI, M.D. joined the DOBI Medical Systems board of directors in October 2003 and became a member of our board in December 2003. Dr. Li is also a member of our Scientific Advisory Board. Dr. Li is a co-founder of the Angiogenesis Foundation in Cambridge, Massachusetts, of which he has been the President since April 1990 and Medical Director since December 1994. Dr. Li has extensive expertise in tumor angiogenesis, in vivo angiogenesis models, angiogenesis therapeutic development, and clinical trial analysis. He trained with Dr. Judah Folkman, who pioneered the field of angiogenesis research. Dr. Li works in association with the National Institutes of Health, the Veteran's Administration and other major governmental and academic institutions on angiogenesis-related programs. Dr. Li received an M.D. degree from University of Pittsburgh School of Medicine. He completed his clinical training in internal medicine at the Massachusetts General Hospital in Boston. Dr. Li also serves on the faculties of Harvard Medical School, Tufts University School of Veterinary Medicine and the teaching staff at Dartmouth Medical School.

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

SIGNIFICANT EMPLOYEES

         Our other significant employees include:

         SAL LUCIA, 54, joined us as Director, Operations, in December 2003. Mr. Lucia was a private consultant from September, 2002, and from 1994 to September, 2002, he served as Director of Operations for Lorad, a subsidiary of Hologic Corporation, a medical device imagining where he directed manufacturing operations. Prior to this, he held management positions with several industry leading firms, including Unimation, a division of Westinghouse. Mr. Lucia has over 20 years operational experience in the medical imaging and capital equipment industries. He holds a BA in Economics from Clemson University and is past president and current board member of the National Association of Purchasing Management, Seven Counties Affiliate.

         FRANK M. PUTHOFF, 59, joined DOBI Medical Systems as General Counsel in February 2003 and became our General Counsel and Secretary in December 2003. Mr. Puthoff was Executive Vice President, Chief Legal Officer and Secretary of ProxyMed, Inc., a healthcare claims electronic transaction NasdaqNM public company, from 1996 to 2001. From 1994 to 1996, he was Vice President, General Counsel and Secretary for Miami Subs Corporation, a NasdaqNM public company. Prior to this, he held executive positions with Ground Round Restaurants, Inc. and NasdaqNM public company and an affiliate of Hanson PLC, PepsiCo, Inc. and Marriott Corporation. He holds a B.A. degree in Philosophy from Borromeo College, a J.D. degree from the University of Toledo, and an M.A. degree from Barry University. He is a licensed attorney in Ohio and the District of Columbia.

         MICHAEL S. SILVER, PH.D., 49, joined us as Vice President, Clinical Research in January 2005. Dr. Silver has over 25 years of experience in various aspects of the medical and pharmaceutical industries. Of this time, ten years were in the pharmaceutical and medical device industries, implementing biomarkers in clinical trials for oncology, CNS, and cardiovascular therapeutics. Additionally, he has over fifteen years experience in medical imaging systems research and development, working with several international medical device manufacturers on MR applications and development. He received his masters degree in biophysics in 1979 and his Ph.D. in Electrical Engineering and Computer Science in 1985, both from Johns Hopkins University. Dr. Silver has co-authored over 40 peer-reviewed publications and presentations.

         A. ROBERT SOHVAL, PHD., 55, joined us as Vice President, Research and Development in March 2004. Dr. Sohval has worked in the diagnostic imaging industry for more than 25 years and has held executive leadership positions in several private and public companies. Dr. Sohval has been involved in system design and product development of innovative digital radiography detectors, advanced breast imaging systems, and high performance CT scanners, and holds 10 patents in medical imaging. He received a B.S. degree and Ph.D. in Physics from Massachusetts Institute of Technology and has completed the Advanced Management Program at the Harvard Business School.

         There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

         In connection with the engagement of Sterling Financial Investment Group, Inc. as placement agent in two private placements of DOBI Medical securities in 2000 and 2001, we agreed to nominate one person designated by Sterling Financial to our board of directors so long as stockholders introduced to us by Sterling Financial own at least 10% of all our outstanding equity securities. Mr. Baker is the current director designee of Sterling Financial.

BOARD COMMITTEES

       AUDIT COMMITTEE. The Audit Committee of our board of directors consists of Brad Baker, Chairman, and Robert Machinist. The board determined that Mr. Baker is "financially sophisticated" and an "audit committee financial expert," as those terms are defined by the American Stock Exchange ("Amex")
Section 121 of its Company Guide and by Regulation S-B of the Securities Exchange Act of 1934, respectively. Our Audit

Committee is composed of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment and who possess an understanding of financial statements and generally accepted accounting principles. Thus, each member is an "independent" director, as that term is defined by Amex and by the regulations of the Securities Exchange Act of 1934. Pursuant to our Audit Committee Charter, which is filed as Exhibit 99.1 to our 2003 Annual Report, our Audit Committee's Charter specifies the scope of the Audit Committee's responsibilities and the means by which it carries out those responsibilities; the outside auditor's accountability to the board and the Audit Committee; and the Audit Committee's responsibility to ensure the independence of the outside auditors, including their recommendations to improve the system of accounting and internal controls.

         COMPENSATION COMMITTEE. The Compensation Committee of the board of directors consists of Webb Turner, Chairman, and William Li, M.D. Pursuant to our Compensation Committee Charter, which is filed as Exhibit 99.2 to the 2003 Annual Report, the Compensation Committee is responsible for reviewing and approving the salary and benefits policies, including compensation of our Chief Executive Officer and the other executive officers. Our Compensation Committee also administers the 2000 Stock Incentive Plan as adopted and assumed by us, and recommends and approves grants of stock options under that plan. Both Mr. Turner and Dr. Li are, in the opinion of our board of directors, "independent" directors, as that term is defined under Amex rules and by the regulations of the Securities Exchange Act of 1934.

         NOMINATIONS AND CORPORATE GOVERNANCE COMMITTEE. The Nominations and Corporate Governance Committee was formed in October, 2004 and consists of Brad Baker, Chairman, and Robert Machinist. Pursuant to the Nominations and Corporate Governance Committee Charter, which is filed as Exhibit 99.1 to this Annual Report, the Nominations and Corporate Governance Committee is responsible for board member qualification and nomination to the full board as well as matters relating to corporate governance. Both Mr. Baker and Mr. Machinist are, in the opinion of our Board of Directors, "independent" directors, as that term is defined under Amex rules and by the regulations of the Securities Exchange Act of 1934.

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

         Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2004, all filing requirements applicable to our executive officers and directors and greater than 10% shareholders were complied with, except that Mr. Clarke in March 2004, July 2004 and December 2004 failed to timely file a Form 4, but subsequently timely filed a Form 5 disclosing such transactions, and Mr. Vodicka in December 2004 failed to timely file a Form 4, but subsequently timely filed a Form 5 disclosing such transaction. On February 7, 2005 we received notice from Mr. Vodicka that he resigned from the board. Mr. Vodicka failed to timely file a Form 5, and we believe he has yet not done so, following notice.

CODES OF ETHICS

         Our Code of Ethics for the CEO and Senior Financial Executives and Code of Business Conduct and Ethics were filed as Exhibits 14.1 and 14.2 to our 2003 Annual Report. We expect to shortly post these Codes on our website www.dobimedical.com.

ITEM 10.  EXECUTIVE COMPENSATION.


         The following table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered to us by our Chief Executive Officer and all other executive officers in such years who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.


                                                                                       Long Term
                                                                     Other Annual       Awards -
                                                                     Compensation      Securities
                                                                          ($)          Underlying
Name and Principal Position      Year     Salary ($)   Bonus ($)         (1)        Options / SARs
--------------------------------------------------------------------------------------------------

Phillip C. Thomas              2004       248,462         -               -               -
Chief Executive Officer        2003       210,888     12,231              -              75,000
                               2002       180,938     67,713              -               -

Michael R. Jorgensen (2)       2004       200,000         -               -             250,000
Executive Vice President and   2003       179,428     10,962              -             387,500
Chief Financial Officer        2002        37,500         -               -               -

Denis O'Connor (3)             2004       166,734                       33,336          250,000
Senior Vice President          2003             -         -               -             200,000
Sales and Marketing            2002             -         -               -                   -

Robert Sohval (4)              2004       186,539    50,000               -             500,000
Vice President                 2003             -         -               -                   -
Research and Development       2002             -         -                                   -




    (1) Other compensation does not include the cost for health and welfare benefits received by the above named officers. The aggregate amounts of such personal benefits did not exceed the lesser of $50,000 of 10% of the total annual compensation of such officer, other than Mr. O'Connor.

    (2) Mr. Jorgensen joined us as a consultant in November 2002 and became an employee in February 2003.


    (3) Mr. O'Connor joined us December 2003. Mr. O'Connor resigned effective March 11, 2005 to take a CEO position at another publicly traded medical device company.

    (4) Mr. Sohval joined us in March 2004.

COMPENSATION OF DIRECTORS

         Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on. Commencing January 1, 2004, we pay each non-employee director a retainer fee of $1,000 per quarter, plus a participation fee of $500 for each regular and special meeting of the board of directors, not to exceed $1,000 per quarter, regardless of the number of meetings. We also pay a committee participation fee of up to $250 for each meeting of a committee of the board, not to exceed $500 per quarter, regardless of the number of meetings. In addition, the board voted in September, 2004 to pay Mr. Machinist $3,500 per month and in December, 2004 awarded him an option to purchase 50,000 shares of common stock at $0.74 per share, on identical terms as all other director options, as additional compensation for his considerable and additional time and efforts required for his continuing to serve as our non-employee, independent Chairman of the Board. Fees are accrued and paid annually, in arrears, following the end of each year's audit. We will also reimburse each director for reasonable accommodations, coach travel and other miscellaneous expenses relating to each director's attendance at board meetings and committee meetings promptly upon submission of actual receipts to the Chief Financial Officer and approval by the Chairman of the Board or the Chief Executive Officer.

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

         Our Compensation Committee reviews director compensation plan annually, and adjusts it according to then current market conditions and good business practices.

EMPLOYMENT AGREEMENTS

         Phillip C. Thomas, Co-Founder, Director and Chief Executive Officer, entered into an employment agreement with us dated December 9, 2003 to continue serving as Chief Executive Officer for a term of three years through December 8, 2006, with automatic one-year extensions on each anniversary of the commencement date under certain conditions. Pursuant to the employment agreement, Mr. Thomas will devote all of his business time and efforts to us and will report directly to the board of directors. The employment agreement provides that as long as Mr. Thomas serves as Chief Executive Officer, the board of directors will nominate him for election to the Board.

         The employment agreement currently provides that Mr. Thomas will receive a fixed base salary at an annual rate of $260,000. On March 10, 2005, Mr. Thomas' employment agreement was amended. For the years 2004 and 2005, he has agreed to waive his annual "cost-of-living" increases and his annual incentive bonus which for 2004 would have been $130,000. Mr. Thomas' employment agreement provides that if and upon FDA approval of the ComfortScan system, Mr. Thomas will participate significantly in a bonus pool of $500,000 to key employees as determined by the Compensation Committee.

         Mr. Thomas' employment agreement also provides for termination by us upon death or disability (defined as 180 days of incapacity during any 365 day period) or upon conviction of a felony crime of moral turpitude or a material breach of his obligations to us. In the event Mr. Thomas' contract is terminated by the Company without cause or for disability, he will be entitled to compensation for the greater of two years or the balance of the term, plus health and disability and life insurance. In the event of a "change of control," as that term is defined under Mr. Thomas's employment agreement, all his options shall vest, and if he is terminated three months before or 24 months after such event, he and his spouse shall be entitled, under specified circumstances, to receive health, disability and life insurance benefits for 24 months after such event,. If he voluntarily terminates as an employee after 12 months after the change of control, he will be entitled to the same post-termination benefits as if he had been terminated by the acquirer within the first 24 months. Payments made or to be made Mr. Thomas under his employment agreement are not intended to be non-deductible to us by reason of the operation of Section 280G of the Internal Revenue Code of 1986, relating to golden parachute payments. Should any such payment otherwise be taxable to Mr. Thomas, we have agreed to gross up such payments. By amendment to Mr. Thomas' employment agreement, we and Mr. Thomas also agreed to eliminate any payments that may have been due him under his employment agreement upon a change of control event in consideration for a cash payment to Mr. Thomas of $125,000, payable within five business days after the completion of the financing (discussed in Item 6 )and the grant of an option to purchase 75,000 shares of common stock at $0.66, the closing price of our stock on the date this amendment was approved by our board of directors.

         The employment agreement also contains covenants (a) restricting Mr. Thomas from engaging in any activities competitive with our business during the term of his employment agreement and for two years thereafter, (b) prohibiting him from disclosure of confidential information regarding us, and (c) confirming that all intellectual property developed by him and relating to our business constitutes our sole and exclusive property.

         Since he first commenced service to us and our predecessors as Chief Executive Officer, our board of directors has also awarded him options to purchase an aggregate of 302,500 shares of common stock under our 2000 Stock Incentive Plan at exercise prices from $1.00 to $2.31 per share, as adjusted in accordance with the terms of the merger.

         All our other employees are employees at will under law, most of whom would receive separation pay if terminated without cause ranging from one month to 12 months. Separation pay would not be deemed to be material. In November 2004, our board of directors approved a resolution providing that upon a change of control event of the company (as defined our 2000 Stock Incentive Plan), all options issued pursuant to that Plan will immediately vest.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding the number of shares of our common stock beneficially owned on December 31, 2004 by:

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

                                                                                   PERCENTAGE OF SHARES
                                                         NUMBER OF SHARES           BENEFICIALLY OWNED
                                                       BENEFICIALLY OWNED                   (1)
                                                       --------------------        ----------------------
 Dynamics Imaging, Inc.
 400 East 50th Street
 New York, NY 10022                                        2,600,003 (3)                      6.0%

 Lake Worth Ventures, Inc.
 c/o Mr. David H. Clarke
 777 South Flagler Drive - Suite 1100
 West Palm Beach, FL. 33401                                8,292,255 (2)                     18.2%

 David H. Clarke
 777 South Flagler Drive
 Suite 1112
 West Palm Beach, FL 33401                                10,841,105 (2)                     23.8%

 Brad Baker                                                   38,000                             *

 William Li, M.D.                                             63,000                             *

 Robert M. Machinist                                         310,189                             *

 Phillip C. Thomas                                         3,177,503                          7.2%

 Webb W. Turner
 400 East 50th Street
 New York, NY 10022                                        2,689,003 (3)                      6.1%

 Michael R. Jorgensen                                        367,500                             *

 Gibralt Capital
 2600-1075 West Georgia St.
 Vancouver, B.C. V6E 3C9
 Canada                                                    3,460,456 (4)                      7.6%


                                                                                   PERCENTAGE OF SHARES
                                                         NUMBER OF SHARES           BENEFICIALLY OWNED
                                                       BENEFICIALLY OWNED                   (1)
                                                       --------------------        ----------------------
 Martin Solomon
 1643 Brickell Ave.
 Suite 4902
 Miami, FL 33129                                           4,463,636 (5)                    10.0%

 Winton Capital
 PO Box 32002 SMB
 Grand Cayman
 Cayman Islands, BWI                                       2,875,456 (6)                     6.4%

 Strauss Zelnick
 c/o Zelnick Media
 650 Fifth Ave.
 New York, NY 10019                                        2,940,456                         6.6%

 All directors and executive officers as a
group (7 persons)                                         17,486,300                        37.6%

_____________________________
         *Less than 1% of outstanding shares.

(1) Based upon 43,748,294 shares of common stock outstanding on December 31, 2004, as calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, this includes shares owned by a spouse, minor children and any entities owned or controlled by the named person. It also includes shares that any named person has the right or option to acquire within 60 days of the date of this Annual Report. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2) Includes 6,499,486 shares of common stock, series a preferred stock convertible into 28,122 shares of common stock and warrants to purchase 1,764,647 shares of common stock owned by Lake Worth Ventures, Inc., and 19,500 shares of common stock owned by affiliates of Lake Worth Ventures, which are controlled by David H. Clarke. Includes 922,400 shares of common stock owned by Mr. Clarke's spouse, of which Mr. Clarke disclaims beneficial ownership.

(3) Includes 2,600,003 shares of common stock owned by Dynamics Imaging, Inc. Mr. Turner is the Chairman of the Board of Dynamics Imaging, Inc.

(4) Sam Belzberg is a principal of Gibralt Capital, which is the registered holder of the shares of common stock. Mr. Belzberg, as a principal of Gibralt Capital, has voting and disposition power over the shares owned by Gibralt Capital.

(5) Includes 1,745,454 shares of common stock and warrants to purchase 486,364 shares of common stock owned by Haslemere Partners LTDA, of which Mr. Solomon is the general partner.

(6) Marc Belzberg is a principal of Winton Capital, which is the registered holder of the shares of common stock. Mr. Belzberg, as a principal of Winton Capital, has voting and disposition power over the shares owned by Winton Capital.

         Except as otherwise set forth above, the address of each of the persons listed is c/o DOBI Medical International, Inc., 1200 MacArthur Boulevard, Mahwah, New Jersey 07430.

CHANGE IN CONTROL

         There are no arrangements currently in effect which may result in our "change in control," as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Lake Worth Ventures, Inc., or LWVI, was the largest single stockholder of DOBI Medical Systems prior to the reverse merger (based on information filed with the SEC), and continues to be our largest stockholder. From time to time since January 1, 2001, it lent funds to DOBI Medical Systems pursuant to demand notes, which bore interest at rates ranging from 1.2% to 6.0% per year. The aggregate principal amount lent was $1,443,299, none of which was repaid in cash, and all of which, including accrued interest, was exchanged for capital stock and warrants of DOBI Medical Systems at prices equal to the offering prices in DOBI Medical Systems then pending private placements. No cash interest was paid on account of such loans. LWVI also lent $250,000 to DOBI Medical Systems shortly before the merger by purchasing Series 2 Notes and Series 2 Warrants, which have been converted into common stock and warrants of Lions Gate in the merger. David H. Clarke, a director of DOBI Medical Systems who became a member of our board at the effective time of the merger, is the controlling stockholder of LWVI. In connection with a conversion of $370,837 of demand notes held by LWVI in December 2002 into 370,837 shares of DOBI Medical Systems common stock, LWVI was granted "weighted average" anti-dilution protection with respect to such common stock, and we are obligated to provide such anti-dilution protection to the such common stock held by LWVI for which such DOBI Medical Systems common stock was exchanged in the merger. The anti-dilution provisions are triggered by a subsequent stock offering by us at a lower price per share than a protected price level ($1.00 per share) and take into account both the lower price and the number of shares issued at the lower price. The anti-dilution protection with respect to LWVI expires at the earlier of 18 months after the merger or upon the closing of a $5.0 million equity financing. Additionally, in the event of a secondary public offering of our securities in which we receive gross proceeds of at least $10.0 million, LWVI may exercise a limited waiver from its lock-up restrictions under specified circumstances. In the event of a secondary public offering of our securities to the public pursuant to an effective registration statement, LWVI may sell a limited number of shares of its common stock up to a maximum of $5.0 million in such offering, conditioned on (I) the written approval of the underwriter selected by us for any such offering, provided such approval is not unreasonably withheld, (ii) us receiving gross proceeds of at least $10.0 million from any such offering and
(iii) compliance with applicable securities laws.

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

         In connection with the merger, Mr. Jorgensen, our Chief Financial Officer, agreed not to sell 50,000 of his shares of his common stock received in the merger for 24 months.

         From August 2000 to October 2003, Alexis C. Korybut, the President of Sterling Financial Investment Group, was a director of DOBI Medical Systems. Sterling Financial has served as placement agent and provided investment banking and financial advisory services to DOBI Medical Systems from time to time over the past four years on a cash and equity fee basis. Cash fees paid to Sterling Financial amounted to $1,420,855, and Sterling Financial and/or its designees (including a former director of DOBI Medical Systems, Mr. Alexis Korybut) have received warrants to purchase DOBI Medical Systems securities which have been exchanged in the merger for warrants to purchase an aggregate of 2,062,494 shares of our common stock. Certain officers and directors of Sterling Financial own shares of our common stock and/or warrants to purchase our common stock, aggregating less than 5% of its outstanding shares. Sterling Financial also served as placement agent for us in connection with the private placement of our common stock and warrants that closed at the same time as the merger. Sterling Financial received cash fees and expense reimbursements or allowances of $155,000, and Sterling Financial and its designees received warrants to purchase an aggregate of 340,000 shares of our common stock, at an exercise price of $1.54 per share, for a term of three years.

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

         Brad Baker, a director of DOBI Medical Systems who became a member of our board, was designated for nomination to the Board pursuant to the above-described agreement with Sterling Financial. From April 2000 to February 2002, Mr. Baker served as an officer of Sterling Financial, which was the placement agent in our private placement of common stock and warrants in December 2003. Sterling Financial was also a financial advisor to DOBI Medical and acted as a placement agent in connection with four offerings of the securities of DOBI Medical in the period from April 2000 through October 2003.

         At the closing of the reverse merger, we entered into an investor relations/public relations services agreement with Strategic Initiatives, Inc. pursuant to which we (i) issued an option to Strategic Initiatives to purchase up to 250,000 shares of our common stock at a price of $1.54, for a term of three years, and (ii) advanced an aggregate of $750,000 to Strategic Initiatives to cover costs and expenditures which Strategic Initiatives, anticipates it will incur during the one-year term of the agreement. Keith A. Ebert, a former director, is a principal of Strategic Initiatives.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

         The exhibits listed in the following Exhibit Index are filed as part of this Annual Report.


Exhibit Number and Description
------------------------------
3.1       Certificate of Incorporation.(1)
3.2       By-Laws.(1)
10.1      Amendment No. 1 to Employment Agreement between DOBI Medical
          International, Inc. and Phillip C. Thomas.
14.1      Code of Business Conduct and Ethics.(2)
14.2      Code of Ethics for CEO and Senior Financial Officers.(2)


Exhibit Number and Description
------------------------------
21.1      Subsidiaries of DOBI Medical International, Inc.
23.1      Independent Registered  Public Accounting Firms Consent
31.1      Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2      Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1      Certificate Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
99.1      Audit Committee Charter. (2)
99.2      Compensation Committee Charter. (2)
99.3      Nominations and Corporate Governance Charter.


--------------------
(1) Filed with the Current Report on Form 8-K, dated January 30, 2004 and filed with the SEC on February 2, 2004.

(2) Filed with the Annual Report on 10-KSB for the year ended December 31, 2004 on February 18, 2004.

         (b)      REPORTS ON FORM 8-K.

                  1. We filed a Form 8-K on March 3, 2005 regarding the resignation of Denis O'Connor as Senior Vice President, Marketing, Sales and Services to accept a CEO position with another publicly traded medical device company.

                  2. We filed a Current Report on Form 8-K on February 9, 2005 regarding the departure of Brian Vodicka from our Board of Directors.

                  3. We filed a Current Report on Form 8-K on January 25, 2005 regarding our product shipment guidance for 2005.

                  4. We filed a Current Report on Form 8-K on December 23, 2004 regarding the closing of the second tranche of our December 2003 private placement.

                  5. We filed a Current Report on Form 8-K on December 3, 2004 amending the description of our securities.

                  6. We filed a Current Report on Form 8-K on November 5, 2004 with respect to our third quarter, 2004 earning press release.

                  7. We filed a Current Report on Form 8-K on October 12, 2004 with respect to Brian Vodicka's appointment to our Board of Directors.

                  8. We filed a Current Report on Form 8-K on October 1, 2004 with respect to the departure of Angelo Secci, M.D. as Vice President, Clinical Research.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         For the year ended December 31, 2004 and 2003, we incurred audit fees totaling $98,000 and $132,000, respectively, and incurred fees for tax services totaling $22,000 and $5,000, respectively, payable to Marcum & Kliegman LLP, our auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 11, 2005                 DOBI MEDICAL INTERNATIONAL, INC.


                                       By:   /s/Phillip C. Thomas
                                             -----------------------------------
                                             Phillip C. Thomas
                                             Chief Executive Officer
                                             (principal executive officer)

                                       By:   /s/Michael R. Jorgensen
                                             -----------------------------------
                                             Michael R. Jorgensen
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (principal financial and accounting
                                             officer)


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                            TITLE                             DATE
----                            -----                             ----

/s/Robert M. Machinist
-----------------------
Robert M. Machinist          Chairman of the Board of Directors   March 11, 2005


/s/Phillip C. Thomas
-----------------------
Phillip C. Thomas            Director                             March 11, 2005


/s/David H. Clarke
-----------------------
David H. Clarke              Director                             March 11, 2005


/s/Brad Baker
-----------------------
Brad Baker                   Director                             March 11, 2005


/s/William Li, M.D.
-----------------------
William Li, M.D.             Director                             March 11, 2005


/s/Webb W. Turner
-----------------------
Webb W. Turner               Director                             March 11, 2005

CERTIFICATION OF C.E.O. PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
2002

The undersigned, in the capacity and date indicated below, hereby certifies that:

1. I have reviewed this annual report on Form 10-KSB of DOBI Medical International, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

                  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


March 11, 2005

                                                         /s/Phillip C. Thomas
                                                         -----------------------
                                                         Phillip C. Thomas
                                                         Chief Executive Officer

CERTIFICATION OF C.F.O. PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
2002

The undersigned, in the capacity and date indicated below, hereby certifies that:

1. I have reviewed this annual report on Form 10-KSB of DOBI Medical International, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

                  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


March 11, 2005


                                    /s/Michael R. Jorgensen
                                    --------------------------------------------
                                    Michael R. Jorgensen
                                    Executive Vice President and Chief Financial
Officer

                DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                                   FORM 10-KSB

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent  Registered Public Accounting Firm             F-1
Consolidated Balance Sheet at December 31, 2004                      F-2
Consolidated Statements of Operations for the years ended
    December 31, 2004 and 2003 and the period September 7, 1999
    (inception) to December 31, 2004                                 F-3
Consolidated Statements of Stockholder's Equity for the period from
    September 7, 1999 (inception) to December 31, 2004               F-4 - F-7
Consolidated Statements of Cash Flows for the years ended
    December 31, 2004 and 2003 and the period
    September 7, 1999 (inception) to December 31, 2004               F-8 - F-9
Notes to Consolidated Financial Statements                           F-10 - F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders of DOBI Medical International, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of DOBI Medical International, Inc. and Subsidiary (a developmental stage company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004 and for the period from September 7, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the period from inception (September 7, 1999) to December 31, 2002 were audited by other auditors whose report, dated July 11, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from inception (September 7, 1999) to December 31, 2002 reflect a net loss of $11,589,121 of the total inception to date net loss of $23,750,962. The other auditors' report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors of the cumulative information for the period from inception (September 7, 1999) to December 31, 2002, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DOBI Medical International, Inc. and Subsidiary as of December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, and for the period from inception (September 7, 1999) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that DOBI Medical International, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 2, the Company has not yet generated positive cash flow from operations or meaningful sales of its product and has incurred significant operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



Marcum & Kliegman LLP
New York, New York
January 27, 2005

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2004

ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 2,454,608
     Inventory                                                                         379,412
     Prepaid expenses and other current assets                                         138,061
                                                                                   -----------
Total current assets                                                                 2,972,081

Property and equipment, net                                                            649,905
Intangible assets, net                                                                  11,877
Other assets                                                                            45,529
                                                                                   -----------
Total assets                                                                       $ 3,679,392
                                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $   270,595
     Accrued expenses                                                                  729,458
     Deferred revenue                                                                  136,495
                                                                                   -----------
Total current liabilities                                                            1,136,548

Stockholders' Equity
     Preferred stock, $.0001 par value, 10,000,000 shares
        authorized, 206 shares issued and outstanding                                  -
     Common stock, $.0001 par value, 140,000,000 shares
        authorized, 43,748,294 issued and outstanding                                    4,375
     Additional paid-in capital                                                     26,289,431
     Deficit accumulated during development stage                                  (23,750,962)
                                                                                   -----------
Total stockholders' equity                                                           2,542,844
                                                                                   -----------
Total liabilities and stockholders' equity                                         $ 3,679,392
                                                                                   ===========

See notes to consolidated financial statements


                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                     Period from
                                                                                                    September 7,
                                                                                                        1999
                                                                                                   (inception) to
                                                                  Year ended December 31,           December 31,
                                                           -------------------------------------
                                                                  2004               2003               2004
                                                           ------------------ ------------------ -------------------
Revenue
   Product                                                 $    316,316       $       -          $    316,316
   Service                                                        4,950               -                 4,950
                                                           ------------------ ------------------ -------------------
                                                                321,266               -               321,266
                                                           ------------------ ------------------ -------------------
Cost of sales
   Product                                                      363,314               -               363,314
   Service                                                       20,518               -                20,518
                                                           ------------------ ------------------ -------------------
                                                                383,832               -               383,832
                                                           ------------------ ------------------ -------------------
   Gross loss                                                   (62,566)               -              (62,566)
                                                           ------------------ ------------------ -------------------


Research and development expenses                             1,957,256           1,154,197          8,859,510
General and administrative expenses                           2,147,228           1,470,237          6,514,454
Clinical program expenses                                       928,512             300,529          2,644,582
Sales and marketing expenses                                  1,918,824             420,612          3,689,367
                                                           ------------------ ------------------ -------------------
   Total operating expenses                                   6,951,820           3,345,575         21,707,913
                                                           ------------------ ------------------ -------------------

Operating income (loss)                                      (7,014,386)         (3,345,575)       (21,770,479)

Other income (expense)
   Interest expense                                              (7,495)         (1,808,085)        (2,173,151)
   Interest income                                               11,443               2,257            192,668
                                                           ------------------ ------------------ -------------------
Net loss                                                     (7,010,438)         (5,151,403)       (23,750,962)
Deemed dividend on preferred stock                             (805,393)          -                   (805,393)
Preferred Stock dividends                                      (206,454)          -                   (206,454)
                                                           ------------------ ------------------ -------------------
Net loss applicable to common stock                        $ (8,022,285)      $  (5,151,403)     $ (24,762,809)
                                                           ================== ================== ===================

Basic and diluted loss per common share                          $ 0.21             $ 0.26
                                                           ================== ==================

Weighted average common shares, basic and diluted            37,924,009         19,981,963
                                                           ================== ==================


See notes to consolidated financial statements

                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          SERIES A PREFERRED STOCK                  COMMON STOCK
                                                          ------------------------      ----------------------------
                                                          SHARES           AMOUNT         SHARES             AMOUNT
                                                          ------           -------      ----------          --------
Initial capital contribution                                                            10,725,011          $  1,073
Purchase of the net asset of Dynamics
   Imaging, Inc.                                                                         2,275,002               227
Net loss
                                                                                        ----------          --------
BALANCE, DECEMBER 31, 1999                                                              13,000,013             1,300
Conversion of promissory notes to common stock                                             764,118                76
Sale of common stock                                                                     2,405,951               241
Transaction costs in connection with the
   sale of common stock
Stock-based compensation
Interest receivable on share subscription note
Net loss
                                                                                        ----------          --------
BALANCE, DECEMBER 31, 2000                                                              16,170,082             1,617
Conversion of preferred stock for common stock                                           2,211,491               221
Fair value of private placement stock warrants
Transaction costs in connection with the
   sale of common stock
Issuance of consulting stock warrants
Interest receivable on share subscription note
Stock-based compensation
Net loss

BALANCE, DECEMBER 31, 2001                                                              ----------          --------
                                                                                        18,381,573             1,838
Conversion of promissory notes to common stock                                             370,837                37
Transaction costs in connection with the
   sale of common stock
Payment of dividends
Payment of Subscription Note
Issuance of consulting stock warrants
Placement agent stock warrants
Fair value of detachable Series 1 warrants
Stock-based compensation                                                                    37,500                 4
Net loss
                                                                                        ----------          --------
BALANCE, DECEMBER 31, 2002                                                              18,789,910             1,879
Stock-based compensation                                                                    12,500                 1
Placement agent stock warrants
Fair value of detachable Series 1 & 2 warrants
Payment of dividends
Conversion of Series 1 & 2 Notes to stock                                                4,773,764               478
Sale of common stock                                                                     5,500,000               550
Transaction costs in connection with the
   sale of common stock
Outstanding common stock of Lions Gate
   Investment Limited                                                                    8,461,538               846
Net Loss
                                                          ------           -------      ----------          --------
BALANCE, DECEMBER 31, 2003                                                              37,537,712             3,754
Stock-based compensation
Sale of Series A Preferred Stock                             206                 -
Dividends - Series A Preferred Stock
Sale of common stock                                                                     6,011,221               601




Exercise of warrants                                                                        199,361               20
Net Loss
                                                          ------           -------      -----------         --------
BALANCE, DECEMBER 31, 2004                                   206           $    -        43,748,294         $  4,375
                                                          =======          =======      ===========         ========


See notes to consolidated financial statements

                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           DEFICIT
                                                                                        ACCUMULATED
                                                    ADDITIONAL           SHARE              DURING
                                                      PAID-IN        SUBSCRIPTION        DEVELOPMENT
                                                     CAPITAL             NOTE               STAGE               TOTAL
                                                     -------             ----               -----               -----
Initial capital contribution                         $  748,927       $(225,000)                              $  525,000
Purchase of the net asset of Dynamics
   Imaging, Inc.                                        158,864                                                  159,091
Net loss                                                                                $(1,219,293)          (1,219,293)
                                                      ----------------- --------------- -------------------- ------------------
BALANCE, DECEMBER 31, 1999                              907,791        (225,000)         (1,219,293)            (535,202)
Conversion of promissory notes to common stock        1,763,272                                                1,763,348
Sale of common stock                                  5,551,947                                                5,552,188
Transaction costs in connection with the
   sale of common stock                                (923,499)                                                (923,499)
Stock-based compensation                                  1,213                                                    1,213
Interest receivable on share subscription note                           (1,125)                                  (1,125)
Nero loss                                                                                 (3,012,627)         (3,012,627)
                                                      ----------------- ----------------- -------------------- ------------------
BALANCE, DECEMBER 31, 2000                            7,300,724        (226,125)          (4,231,920)          2,844,296
Conversion of preferred stock for common stock        1,474,106                                                1,474,327
Fair value of private placement stock warrants          737,161                                                  737,161
Transaction costs in connection with the                                                                           -
   sale of common stock                                (414,837)                                                (414,837)
Issuance of consulting stock warrants                    55,000                                                   55,000
Interest receivable on share subscription note                          (13,500)                                 (13,500)
Stock-based compensation                                148,718                                                  148,718
Net loss                                                                                  (4,649,739)         (4,649,739)
                                                      ----------------- ----------------- -------------------- ------------------
BALANCE, DECEMBER 31, 2001
                                                      9,300,872        (239,625)          (8,881,659)           181,426
Conversion of promissory notes to common stock          432,606                                                 432,643
Transaction costs in connection with the
   sale of common stock                                 (59,978)                                                (59,978)
Payment of dividends                                    (88,459)                                                (88,459)
Payment of Subscription Note                                            239,625                                 239,625
Issuance of consulting stock warrants                    11,464                                                  11,464
Placement agent stock warrants                           73,403                                                  73,403
Fair value of detachable Series 1 warrants              458,000                                                 458,000
Stock-based compensation                                 75,273                                                  75,277
Net loss                                                                                  (2,707,462)         (2,707,462)
                                                      ----------------- ----------------- -------------------- ------------------
BALANCE, DECEMBER 31, 2002                            10,203,181        -                (11,589,121)         (1,384,061)
Stock-based compensation                                  87,174                                                  87,175
Placement agent stock warrants                            69,614                                                  69,614
Fair value of detachable Series 1 & 2 warrants           350,112                                                 350,112
Payment of dividends                                     (44,230)                                                (44,230)
Conversion of Series 1 & 2 Notes to stock              4,773,284                                               4,773,762
Sale of common stock                                   5,499,450                                               5,500,000
Transaction costs in connection with the
   sale of common stock                               (1,713,752)                                             (1,713,752)
Outstanding common stock of Lions Gate                                                                               -
   Investment Limited                                       (846)                                                    -
Net Loss                                                                                  (5,151,403)         (5,151,403)
                                                  ----------------- ----------------- -------------------- ------------------
BALANCE, DECEMBER 31, 2003
                                                      19,223,987        -                (16,740,524)          2,487,217
Stock-based compensation                                  66,891                                                  66,891



Sale of Series A Preferred Stock                       4,208,167                                               4,208,167
Dividends - Series A Preferred Stock                    (206,454)                                               (206,454)
Sale of common stock                                   2,996,860                                               2,997,461
Exercise of warrants                                         (20)                                                     -
Net Loss                                                                                  (7,010,438)         (7,010,438)
                                                  ----------------- ----------------- -------------------- ------------------
BALANCE, DECEMBER 31, 2004                        $   26,289,431       $         -    $  (23,750,962)      $   2,542,844
                                                  ================= ================= ==================== ==================



See notes to consolidated financial statements

                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  Period from
                                                                                                               September 7,1999
                                                                               Year ended December 31,           (inception) to
                                                                                2004             2003          December 31, 2004
                                                                           ------------    ------------        -----------------
OPERATING ACTIVITIES

Net loss                                                                   $ (7,010,438)   $ (5,151,403)        $ (23,750,962)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                116,027          48,310               320,347
   Amortization of financing costs                                                    -           6,924               854,343
   Loss on sale of equipment                                                          -               -                   334
   Write-off of purchased in-process research and development costs                   -               -             1,023,525
   Interest receivable in connection with share subscription
      notes charged to equity                                                         -               -               (14,625)
   Stock based compensation                                                      66,891          87,175               445,738
   Accrued interest converted to equity                                               -         215,258               340,454
   Accretion of discount on Series 1and 2 convertible notes                           -         722,794               808,113
   Common stock warrants in connection with
      the conversion of notes payable                                                 -               -                61,806
   Changes in assets and liabilities:
     (Increase) in inventory                                                   (379,412)              -              (379,412)
      Decrease (increase) in other current assets                               676,096        (781,132)             (137,839)
      Decrease in other assets                                                  (28,556)         84,175                42,996
      Increase (decrease) in accounts payable                                     6,533         (63,749)              536,070
      Increase (decrease) in accrued expenses                                   (29,420)        196,660               171,400
      Increase in deferred revenue                                               92,850          43,645               136,495
                                                                           ------------    ------------         -------------
Net cash used in operating activities                                        (6,489,429)      3,801,343)          (19,541,217)

INVESTING ACTIVITIES
Purchase of business, net of cash received                                            -               -              (500,000)
Purchase of property and equipment                                             (719,478)        (18,465)             (835,582)
Patent costs                                                                          -               -               (43,022)
Proceeds from sale of equipment                                                       -               -                   250
                                                                           ------------    ------------         -------------
Net cash used in investing activities                                          (719,478)        (18,465)           (1,378,354)

FINANCING ACTIVITIES
Proceeds from founding members                                                        -               -               525,000
Cash paid for transaction costs associated with equity transactions                   -      (1,713,752)           (2,008,107)
Cash paid for transaction costs associated with debt transactions                     -        (361,230)             (719,485)
Deferred offering costs                                                               -               -               (75,000)
Proceeds from subscriptions receivable - Class A preferred shares                     -               -               940,020
Dividends - Class A redeemable convertible preferred units                            -         (44,230)             (132,689)
Proceeds from share subscription note - related party                                 -               -               239,625
Proceeds (payments) from Series 1 and Series 2 Convertible Notes               (170,000)      2,266,000             4,386,000
Proceeds from notes payable, net                                                      -         172,500             3,113,799
Proceeds from sale of common stock                                            2,997,461       5,500,000            13,126,149
Net proceeds from sale of preferred stock                                     4,208,167               -             4,208,167
Repayment of notes payable                                                            -               -              (229,300)
                                                                           ------------    ------------         -------------
Net cash provided by financing activities                                     7,035,628       5,819,288            23,374,179
Increase (Decrease) in cash and cash equivalents                               (173,279)      1,999,480             2,454,608
Cash and cash equivalents at beginning of year/period                         2,627,887         628,407                     -
                                                                           ------------    ------------         -------------
Cash and cash equivalents at end of year/period                            $  2,454,608    $  2,627,887         $   2,454,608
                                                                           ============    ============         =============
See notes to consolidated financial statements


                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                               Period from
                                                                                                             September 7,1999
                                                                             Year ended December 31,          (inception) to
                                                                              2004             2003         December 31, 2004
                                                                        ------------    ------------        -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest                                   $      7,495    $     89,066         $      98,105
                                                                         ============    ============         =============
Purchase of business, net of cash received:
   Fair value of assets purchased                                                   -               -              (109,693)
   Acquisition of in-process research and development costs                         -               -            (1,023,525)
   Assumption of promissory notes                                                   -               -                417,877
   Transaction costs                                                                -               -                56,250
   Issuance of shares                                                               -               -               159,091
                                                                         ------------    ------------         -------------
Net cash used to acquire business                                        $          -    $          -         $    (500,000)
                                                                         ============    ============         =============

Non-cash investing and financing activities:
   Conversion of notes payable and accrued interest to common stock      $          -    $  4,773,758         $   8,026,451
                                                                         ============    ============         =============
   Conversion of Class A preferred shares to common stock                $          -    $  1,307,846         $   1,307,846
                                                                         ============    ============         =============
   Preferred stock dividends                                             $    206,454    $          -         $     206,454
                                                                         ============    ============         =============
   Deemed dividend to preferred stock shareholders                       $    805,393    $          -         $     805,393
                                                                         ============    ============         =============
   Share subscription note                                               $          -    $          -         $     239,625
                                                                         ============    ============         =============
   Issuance of common warrants for consulting                            $          -    $          -         $     326,348
                                                                         ============    ============         =============
   Accretion of Class A redeemable convertible preferred shares          $          -    $    189,092         $     364,334
                                                                         ============    ============         =============

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

DOBI Medical International, Inc. (formerly Lions Gate Investment Limited), is the parent company of DOBI Medical Systems, Inc., (collectively, the "Company") and which is the surviving entity in a reverse merger closed in December, 2003 (see Note 12, "Reverse Merger"). The Company was organized on September 7, 1999 as a Delaware limited liability company ("LLC"). Effective January 1, 2003, the Company converted from a Delaware limited liability company to a Delaware corporation.

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

2. BASIS OF PRESENTATION

The Company's principal activities to date have been in the research and development of a medical diagnostic system known as the Dynamic Optical Breast Imaging or DOBI(R) or ComfortScan(TM) System, which is an optically-based medical device for improved diagnosis of breast cancer as an adjunct to mammography. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, Development Stage Enterprises, since limited, principal operations only began in the second half of 2004.

Certain retroactive adjustments have been made to the financial statements presented for the periods prior to January 1, 2003 to reflect the Company as a corporation (rather than a limited liability company). The term "units" has been replaced with the terms "shares" or "stock" to reflect the Company's status as a corporation when referring to various financial and equity instruments. In addition, the reverse stock split of 1.54 for 1, and the change in par value from $0.001 to $0.0001 has also been retroactively adjusted to inception.

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

In the event that the Company is unable to obtain additional debt or equity financing or the Company is unable to obtain such financing on terms and conditions acceptable to us, the Company may have to cease or severely curtail operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has so far been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for operating requirements to date. There is no assurance that, if and when FDA

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


marketing clearance is obtained, the ComfortScan system will achieve market acceptance or that we will achieve a profitable level of operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with financial institutions and money market instruments. The Company places its cash and cash equivalents with high quality financial institutions and, to date has not experienced losses on any of its balances. At times, cash balances held at financial institutions were in excess of federally insured limits.

Inventory

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories include material, labor and manufacturing overhead costs.

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

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


Deferred Financing and Offering Costs

For the year ended December 31, 2003, the Company recorded $422,685 of financing costs related to its Series 1 and Series 2 Convertible Notes. Such costs were capitalized and had been amortized using the straight-line method over the term of the Series 1 and Series 2 Convertible Notes. Amortization, which is included in interest expense for the year ended December 31, 2003 totaled $796,924.

During 2002, the Company paid a non-refundable retainer fee of $75,000 to a placement agent in connection with a proposed financing. In 2003, this proposed financing was withdrawn and the $75,000 fee was expensed.

Revenue Recognition

The Company generally recognizes revenue upon the shipment of its product to its customers except for the initial maintenance component. That component is deferred and is recognized on a straight-line basis over the initial maintenance term.

Research and Development

Research and development costs are expensed as incurred. The costs of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing or sales, are classified as property and equipment and depreciated over their estimated useful lives.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2004 and 2003 advertising expense was $42,468 and $75,901, respectively.

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

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


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

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following years ended December 31, 2004 and 2003 as follows:

                                                                2004              2003
                                                          -------------------------------------
Net loss applicable to common stock, as reported             $(8,022,285)      $(5,151,403)
Add total stock-based compensation, as reported                    66,891            34,275
Deduct total stock-based compensation determined                (670,899)         (100,145)
  under fair value based method for all awards
                                                          -------------------------------------
Pro forma net loss                                           $(8,626,293)      $(5,217,273)
                                                          =====================================
Basic and diluted loss per common share - as reported             $(0.21)           $(0.26)
                                                          =====================================
Proforma loss per share basic and diluted                         $(0.23)           $(0.26)
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

Effective as of January 2, 2003, the Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carryforwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. The Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $4,900,000 is provided.

As of December 31, 2004 the Company has approximately $12,000,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2024. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of a change in control.

Management Estimates

The preparation of financial statements are in conformity with accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, short-term borrowings, accounts payable and accrued expenses as presented in the financial statements approximate fair value because of the short-term nature of these instruments.

Net Loss Per Common Share

Basic net loss per common share has been computed using the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding. There were no common stock equivalents consisting of options and warrants which were required to be included in the calculation of diluted loss per share for the periods presented. Total stock options and warrants outstanding as of December 31, 2004 equaled 4,980,500 and 22,521,719, respectively. As of December 2004 our outstanding series A Preferred convertible stock is convertible into 2,903,000 share of common stock.

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

Recently Issued Accounting Standards

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

The Emerging Issues Task Force ("EITF") Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.


4. Inventories at December 31, 2004 consisted of the following:

Purchased parts, components and supplies       $110,335
Work-in-process                                  66,706
Finished goods                                  202,371
                                                ---------
                                               $379,412
                                                =========

5.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consisted of the following:

                                                    Estimated Useful
                                                    Lives (years)
                                                  ------------------

Computer software and equipment        $ 629,535        3 - 5
Furniture, fixtures and equipment        112,514          5
Leasehold improvements                   127,793          5
                                    -------------
                                         869,842
Less accumulated depreciation and
amortization                            (219,937)
                                     -------------
Property and equipment, net            $ 649,905
                                    =============


Depreciation and amortization expense was $94,083 and $27,069 for the years ended December 31, 2004 and 2003, respectively.

6.  INTANGIBLE ASSETS

Intangible assets at December 31, 2004 consisted of:

       Patents                                                  $ 112,128
       Less accumulated amortization                             (100,251)
                                                        ------------------

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


       Intangible assets, net                                   $  11,877
                                                        ==================

The weighted-average amortization period for the patents is approximately five years. Amortization expense for the years ended December 31, 2004 and 2003 related to patents was $21,944 and $21,240 respectively. Amortization expense for the next five years is estimated as follows:

                   2005                               $5,276
                   2006                                3,130
                   2007                                1,186
                   2008                                1,186
                   Thereafter                          1,099

7.  NOTES PAYABLE

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

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


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

On December 9, 2003, these notes and $37,501 of accrued interest were converted into common stock (see footnote 11 "Reverse Merger"). The deferred transaction costs of $244,030 and warrant costs of $133,513 were recognized as interest expense in the year ended December 31, 2003.

8.  STOCKHOLDERS' EQUITY

Pursuant to the approval of the holders of common units of the Company at a Special Meeting of the Holders of the Common Units on December 18, 2002, on January 1, 2003, the Company converted, from a Delaware limited liability company to a Delaware corporation. In accordance with the Certificate of Incorporation approved at that

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


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

The Preferred Shares were converted to shares of Company common stock (see Note 12, "Reverse Merger").

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

                   Notes to Consolidated Financial Statements


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

On December 9, 2003, all outstanding warrants were exchanged on a one-for-one basis for three-year warrants to purchase common stock at an exercise price of $1.54 per share (see Note 11, "Reverse Merger").

On December 17, 2004, at the final closing of its December 2003 private placement, the Company issued 6 million shares of common stock and 1.5 million warrants to purchase common stock at an exercise price of $1.54, realizing net proceeds of $2,997,461 (see footnote 11, "Reverse Merger").

Series A Preferred Convertible Shares

On July 30, 2004, the Company completed a private placement financing in which it sold 206.45 Series A Preferred shares, which are convertible into 2,580,667 shares of common stock, for $25,000 per share. Proceeds from the transaction was $4,208,167 net of fees. The Company also issued 2,580,667 4-year investor warrants to purchase common stock at a price of $3.00 per share. Deemed dividends of $805,393 consists of imputed dividends resulting from increasing rate preferred stock, issuance of warrants in connection with the transaction, and the issuance of the preferred stock, at an effective common stock conversion price which was less than the common stock price at the date of issuance in accordance with Emerging Issue Task Force ("EITF) 98-5 and Staff Accounting Bulletin ("SAB") Topic 5.Q "Increasing Rate Preferred Stock". In connection with the December 17, 2004 sale of 6 million shares of common stock, we reduced the conversion price of its series A preferred stock from $2.00 per share to $1.78 per share.

The Company incurred cash transaction costs totaling approximately $911,000, which included placement agent commissions and non-accountable expenses totaling approximately $671,000. In addition, the Company issued 770,450 4-year placement agent warrants to purchase common stock at a price of $2.00 per share.

The holders of Series A Preferred Stock shall be entitled to receive a quarterly cumulative dividend at the end of each calendar quarter, commencing October 1, 2004 (the "Dividend") calculated at a rate of 8% per annum of the issue price of any outstanding share of Series A Preferred Stock, commencing July 1, 2004 and continuing for the first three years after the closing of this Offering, 10% per annum for the following two years, and 12% per annum for any additional year in which any share of Series A Preferred Stock remains outstanding. At the option of the Company, the dividend may be paid in either cash or registered shares of Common Stock. In the case of payment in stock, this stock will be valued at 95% of the average of the closing trading price of the Common Stock for the 20 trading days ending on the day prior to the day on which such payment is due. For the year ended December 31, 2004, the Company recorded preferred stock dividends of $206,454. Series A preferred convertible stock is convertible at anytime into common stock at the option of the holder

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


As of December 31, 2004 there were issued and outstanding 22,521,719 warrants to purchase common stock with an exercise prices ranging from $1.54 to $3.00 and expiring from December 2006 to July 30, 2008. As of December 31, 2004 the Series A Preferred convertible stock were convertible into 2,903,000 shares of common stock.

9.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under an operating lease which expires in September 2009. The Company is subject to its proportioned share of common area maintenance charges and real estate tax increases. Future minimum lease payments under this non-cancelable lease as of ended December 31, 2004 are as follows:

                2005                    $237,540
                2006                     247,932
                2007                     280,099
                2008                     296,925
                2009                     210,322
                                      ----------
                                      $1,272,818
                                      ==========


Rent expense for the years ended December 31, 2004 and 2003 was $164,949 and $117,145, respectively.

Litigation

In the ordinary course of business, the Company may become a party to legal or regulatory proceedings resulting from litigation, claims, or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on the business. Currently there is no material litigation threatened or pending matters involving the Company.

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer which expires on December 8, 2006. The agreement includes a current base salary of $260,000 per year and has certain salary increases and bonuses included, based on milestones being reached. All other employees are employees at will.

10.  SHARE INCENTIVE PLAN

Effective September 13, 2000, the Board of Managers established a unit incentive plan, the 2000 Unit Incentive Plan, to provide for the granting of options to purchase common shares in the Company to the Board of Managers, officers, key employees and consultants at a price not less than the fair market value at the date of grant for "incentive" share options and a price not less than 75% of the fair market value at the date of grant for "non-qualified" options. Under the provisions of the 2000 Unit Incentive Plan, no option will have a term in excess of 10 years.

On December 18, 2002, pursuant to the approval at a Special Meeting of the Holders of the Common Shares, the 2000 Unit Incentive Plan was amended to increase the number of share options available for issuance under the Share Plan to the lesser of 15 percent of the common units outstanding calculated on a fully diluted basis, or 7,000,000 shares. Upon DOBI Medical Systems LLC becoming a corporation on January 1, 2003, the Unit

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


Incentive Plan was amended to become the 2000 Stock Incentive Plan. As of December 31, 2004, the 2000 Stock Incentive Plan was authorized to issue 6,562,244 stock options, based on the common stock outstanding at that date. As of December 31, 2004 there were issued and outstanding stock options to purchase 4,980,500 shares of our common stock.

The Share Plan is administered by a Committee named by the Board of Directors and is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share and the exercise period of each option. Options granted pursuant to the Share Plan generally vest over a four-year period and are subject to accelerated vesting under certain conditions. On December 13, 2004, the Board of Directors voted that upon a change of control of the Company, as defined in the Plan, all options granted but not then vested, shall thereupon immediately vest.

During years ended December 31, 2004 and 2003, the Board of Directors granted 2,367,750 and 1,676,000 options respectively. These options have an exercise price of $0.74 to $3.30 per share and expire from 5 to 10 years from the date of grant. The average fair value per option granted in 2004 and 2003 was $0.94 and $0.62, respectively. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The fair market value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

The following table summarizes information about stock options outstanding at December 31, 2004 and 2003:

                                                         2004                                 2003
                                        ---------------------------------------------------------------------------
                                          WEIGHTED-AVERAGE      NUMBER OF      WEIGHTED-AVERAGE    NUMBER OF
                                           EXERCISE PRICE        OPTIONS       EXERCISE PRICE       OPTIONS
                                        ---------------------------------------------------------------------------
Options outstanding, beginning of year                 $1.46       2,862,250             $2.31         1,787,500
   Granted                                              1.89       2,367,750              1.06         1,676,000
   Exercised                                               -               -                 -                 -
   Forfeited                                            2.97       (249,500)              2.79         (601,250)
                                        ---------------------------------------------------------------------------
Options outstanding, end of year                       $1.59       4,980,500             $1.46         2,862,250
                                        ===========================================================================

Options exercisable, end of year                       $1.70       1,707,141             $2.07           983,931
                                        ===========================================================================

Stock options outstanding at December 31, 2004 for each of the following classes of options, by exercise price, are summarized as follows:

  EXERCISE PRICE    NUMBER OF       WEIGHTED-AVERAGE     NUMBER OF OPTIONS
                                       REMAINING
                     OPTIONS        CONTRACTUAL LIFE   CURRENTLY EXERCISABLE
  ----------------------------------------------------------------------------
   $0.74 - $1.00      1,845,000           8.6 years                517,500
   $1.01 - $2.00      1,784,925           8.9 years                484,221
   $2.01 - $3.00      1,055,950           7.2 years                633,450
    $3.01 - $4.0        294,625           7.4 years                 71,970


                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2003:

Expected life from issue date (in years)                         2 - 5
Risk-free interest rate                                      2.75% - 4.00%
Volatility                                                   35.9% - 80.0%
Dividend yield                                                     -

11.  RELATED PARTY TRANSACTIONS

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

In connection with the Company's 2003 placement of its Series 1 Notes and Series 1 Warrants through January 31, 2003, the Company recorded cash commissions and non-accountable expenses totaling $337,950 to an investment bank and issued warrants to purchase $450,600 in lots, each lot consisting of its Series 1 Notes and its Series 1 Warrants. A former member of the Board of Directors is the president of the investment bank.

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

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


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

In consideration for consulting services rendered during 2001, the Placement Agent was granted warrants dated as of August 1, 2001 (2001 Consultancy Warrants) to purchase 89,090 common shares at an exercise price of $1.54 per share. In consideration for consulting services rendered during 2002, the Placement Agent was issued warrants (2002 Consultancy Warrants) to purchase 87,616 lots, each lot consisting of (i) one Class A 4% Redeemable Convertible Preferred Shares and (ii) one common share purchase warrant. The exercise price of the 2002 Consultancy Warrants is $1.10 per lot. A former member of the Board of Directors is the president of the investment bank.

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

12. REVERSE MERGER

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

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


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

On December 17, 2004, the Company completed the final closing of the 2003 Private Placement. At closing, the Company issued 6 million shares of common stock and 1.5 million warrants to purchase common stock at an exercise price of $1.54 to investors, realizing net proceeds of approximately $3 million. The Company also issued 1.5 million warrants to purchase common stock at an exercise price of $1.54 per share to its financial advisors in connection with the final closing. DOBI Medical also reduced the conversion price of its Series A preferred shares from $2.00 per share to $1.78 per share.

Pursuant to the Merger Agreement, at closing Lions Gate issued 23,576,174 shares of its common stock to the former security holders of the Company, representing 62.8% of the outstanding Lions Gate common stock following the merger, in exchange for 100% of the outstanding capital stock of the Company and convertible promissory notes. Included in the shares of capital stock of the Company outstanding prior to the merger were (i) 16,590,920 shares of common stock of the Company, which were converted at the merger on a one-for-one basis into 16,590,920 shares of Lions Gate common stock, and (ii) 2,211,491 shares of the Company's Class A Convertible Preferred Stock, which were converted at the merger on a 1-for-1 basis into 2,211,491 shares of Lions Gate common stock. Convertible promissory notes of the Company outstanding prior to the merger included (i) $1,680,500 of outstanding indebtedness under the Company's Series 2 Convertible Notes, which represented all of the indebtedness outstanding under those notes, and which was converted, together with accrued but unpaid interest thereon, at the merger into 1,718,002 shares of Lions Gate common stock, and
(ii) $2,878,000 of outstanding indebtedness under the Company's Series 1 Convertible Notes, which represented all but $270,000 of the principal indebtedness outstanding under those notes, and which was converted, together with accrued but unpaid interest thereon, at the merger into 3,055,761 shares of Lions Gate common stock. The $270,000 of indebtedness left outstanding, plus accrued interest thereon, under the Series 1 Notes became an outstanding debt obligation of the Company following the merger. The company repaid $100,000 subsequent to the merger and the remaining debt was $170,000 as of December 31, 2003.

Pursuant to the Merger Agreement, all outstanding warrants were exchanged on a one-for-one basis for three-year Warrants to purchase common stock at an exercise price of $1.54 per share.

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