Form 10KSB/A
period 2004-12-31
DOBI MEDICAL INTERNATIONAL INC
filed 2005-04-20
CIK 1111697

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                          Commission File No.: 0-32523

                        DOBI MEDICAL INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                 DELAWARE                                98-0222710
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


          1200 MACARTHUR BLVD.
          MAHWAH, NEW JERSEY                                07430
----------------------------------------                 ----------
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $13,479,000, based on the closing price of $0.67 per share on March 7, 2005, as quoted by the OTC Bulletin Board.

As of March 11, 2005, 44,257,155 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No [X]
                                                                ---      ---

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.


==============================================================================

                                EXPLANATORY NOTE

         DOBI Medical International, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "2004 Form 10-KSB"), which was originally filed on March 11, 2005, solely to amend and replace the cover page of the 2004 Form 10-KSB. When originally filed, the 2004 Form 10-KSB contained an incorrect calculation of the aggregate market value of the voting and non-voting stock held by non-affiliates of DOBI Medical.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 19, 2005          DOBI MEDICAL INTERNATIONAL, INC.



                                By: /s/Phillip C. Thomas
                                    --------------------------------------------
                                    Phillip C. Thomas
                                    Chief Executive Officer
                                    (principal executive officer)


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