Form 10QSB
period 2005-03-31
DOBI MEDICAL INTERNATIONAL INC
filed 2005-05-16
CIK 1111697

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from          to
                                            ---------   --------

                          Commission File No.: 0-32523

                        DOBI MEDICAL INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


           DELAWARE                                      98-0222710
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


          1200 MACARTHUR BLVD.
                 MAHWAH, NJ                                07430
---------------------------------------             -------------------
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

As of May 5, 2005, 65,257,155 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               -----    -----


================================================================================

                        DOBI MEDICAL INTERNATIONAL, INC.

                   MARCH 31, 2005 FORM 10-QSB QUARTERLY REPORT

                                TABLE OF CONTENTS

                                Table of Contents

Part I    Financial Information

 Item 1.  Financial Statements                                             Page

   Condensed Consolidated Balance Sheet at March 31, 2005                  3

   Condensed Consolidated Statements of Operations for the Three Month
      Periods ended March 31, 2005 and 2004 and for the Period from
      September 7, 1999 (Inception) to March 31, 2005                      4

   Condensed Consolidated Statements of Cash Flows for the Three Month
      Periods Ended March 31, 2005 and 2004 and for the Period from
      September 7, 1999 (Inception) to March 31, 2005                      5-6

   Notes to Condensed Consolidated Financial Statements                    7-10

 Item 2.  Management's Discussion and Analysis or Plan of Operation        11-16

 Item 3.  Controls and Procedures                                          17

Part II   Other Information

 Item 1.  Legal Proceedings                                                18

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      18

 Item 3.  Defaults Upon Senior Securities                                  18

 Item 4.  Submission of Matters to a Vote of Security Holders              18

 Item 5.  Other Information                                                18

 Item 6.  Exhibits and Reports on Form 8-K                                 18-19

 Signatures                                                                19

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

Part I    Financial Information

Item 1.   Financial Statements


ASSETS
Current assets:
     Cash and cash equivalents                              $ 10,250,625
     Accounts receivable                                          50,000
     Prepaid expenses and other current assets                    74,900
     Inventory                                                   524,230
                                                            ------------
Total current assets                                          10,899,755

Property and equipment, net                                      607,225
Intangible assets, net                                             9,847
Other assets                                                      45,529
                                                            ------------
Total assets                                                $ 11,562,356
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $    245,896
     Accrued expenses                                            937,708
     Deferred revenue                                            127,245
                                                            ------------
Total current liabilities                                   $  1,310,849

Stockholders' Equity
     Preferred stock, $.0001 par value, 10,000,000 shares
        authorized, 186 issued and outstanding                        --
     Common stock, $.0001 par value, 140,000,000 shares
        authorized, 65,257,155 issued and outstanding              6,526
     Additional paid-in capital                               36,065,924
     Deficit accumulated during development stage            (25,820,943)
                                                            ------------
Total stockholders' equity                                    10,251,507
                                                            ------------
Total liabilities and stockholders' equity                  $ 11,562,356
                                                            ============


See notes to consolidated financial statements

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                    Period from
                                                                                    September 7,
                                                        Three months ended              1999
                                                             March 31,             (inception) to
                                                    ----------------------------      March 31,
                                                         2005            2004           2005
                                                    ---------------------------------------------
Revenue
   Product                                          $     45,014    $         --    $     361,330
   Service                                                17,400              --           22,350
                                                    ---------------------------------------------
                                                          62,414              --          383,680
                                                    ---------------------------------------------
Cost of sales
   Product                                               182,613              --          545,927
   Service                                                62,888              --           83,406
                                                    ---------------------------------------------
                                                         245,501              --          629,333
                                                    ---------------------------------------------
   Gross loss                                           (183,087)             --         (245,653)
                                                    ---------------------------------------------

Research and development expenses                        448,090         503,639        9,307,600
General and administrative expenses                      795,480         476,987        7,309,934
Clinical program expenses                                385,842         128,993        3,030,424
Sales and marketing expenses                             259,565         205,519        3,948,932
                                                    ---------------------------------------------
   Total operating expenses                            1,888,977       1,315,138       23,596,890
                                                    ---------------------------------------------

Operating (loss)                                      (2,072,064)     (1,315,138)     (23,842,543)

Other income (expense)

   Interest expense                                       (2,259)         (2,120)      (2,175,410)
   Interest income                                         4,341           3,925          197,009
                                                    ---------------------------------------------
Net loss                                              (2,069,982)     (1,313,333)     (25,820,944)
Deemed dividend on preferred stock                       (36,877)             --         (842,270)
Preferred Stock dividends                                (93,227)             --         (299,681)
                                                    ---------------------------------------------
Net loss applicable to common stock                 $ (2,200,086)   $ (1,313,333)   $ (26,962,895)
                                                    =============================================

Basic and diluted loss per common share             $      (0.05)   $      (0.03)
                                                    ============================

Weighted average common shares, basic and diluted     44,308,225      37,539,363
                                                    ============================

See notes to consolidated financial statements


                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                      Period from
                                                                         Three months ended           September 7,
                                                                              March 31,                    1999
                                                                      ----------------------------   (inception) to
                                                                        2005             2004        March 31, 2005
                                                                      ---------------------------------------------
Operating activities
Net loss                                                              $ (2,069,982)   $ (1,313,332)  $ (25,820,944)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                            54,423          11,954         374,770
   Amortization of financing costs                                              --              --         854,343
   Loss on sale of equipment                                                    --              --             334
   Write-off of purchased in-process research and development costs             --              --       1,023,525
   Interest receivable in connection with share subscription
      notes charged to equity                                                   --              --         (14,625)
   Stock based compensation                                                    417           3,234         446,155
   Accrued interest converted to equity                                         --              --         340,454
   Accretion of discount on Series 1and 2 convertible notes                     --              --         808,113
   Common stock warrants in connection with
      the conversion of notes payable                                           --              --          61,806
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                     (50,000)             --         (50,000)
     (Increase) in inventory                                              (144,818)             --        (524,230)
     (Increase) in other current assets                                     63,161        (125,821)        (74,678)
      Decrease in other assets                                                  --         (64,321)         42,996
      Increase (decrease) in accounts payable                              (24,699)        (16,323)        511,371
      Increase (decrease) in accrued expenses                              321,477         (20,018)        492,877
      Increase in deferred revenue                                          (9,250)             --         127,245
                                                                      --------------------------------------------
Net cash used in operating activities
                                                                        (1,859,271)     (1,524,627)    (21,400,488)
Investing activities
Purchase of business, net of cash received                                      --              --        (500,000)
Purchase of property and equipment                                          (9,712)        (61,538)       (845,294)
Patent costs                                                                    --              --         (43,022)
Proceeds from sale of equipment                                                 --              --             250
                                                                      --------------------------------------------
Net cash used in investing activities                                       (9,712)        (61,538)     (1,388,066)

Financing activities
Proceeds from founding members                                                  --              --         525,000
Cash paid for transaction costs associated with equity transactions       (835,000)             --      (2,843,107)
Cash paid for transaction costs associated with debt transactions               --              --        (719,485)
Deferred offering costs                                                         --              --         (75,000)
Proceeds from subscriptions receivable - Class A preferred shares               --              --         940,020
Dividends - Class A redeemable convertible preferred units                      --              --        (132,689)
Proceeds from share subscription note - related party                           --              --         239,625
Proceeds from Series 1 and Series 2 Convertible Notes - net                     --        (170,000)      4,386,000
Proceeds from notes payable, net                                                --              --       3,113,799
Proceeds from sale of common stock                                      10,500,000              --      23,626,149
Net proceeds from sale of preferred stock                                       --              --       4,208,167
Repayment of notes payable                                                      --              --        (229,300)
                                                                      --------------------------------------------
Net cash provided by financing activities                                9,665,000        (170,000)     33,039,179
Increase in cash and cash equivalents                                    7,796,017      (1,756,165)     10,250,625
Cash and cash equivalents at beginning of year/period                    2,454,608       2,627,887              --
                                                                      --------------------------------------------
Cash and cash equivalents at end of year/period                       $ 10,250,625    $    871,722    $ 10,250,625
                                                                      ============================================


See notes to consolidated financial statements

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

           Condensed Consolidated Statements of Cash Flows (continued)
                                   (unaudited)



                                                                                                      Period from
                                                                         Three months ended           September 7,
                                                                              March 31,                    1999
                                                                      ----------------------------   (inception) to
                                                                        2005             2004        March 31, 2005
                                                                      ---------------------------------------------
Supplemental disclosures of cash flow information
Cash paid during the period for interest                              $      2,259    $      2,120   $     100,364
                                                                      ============================================
Income taxes paid                                                     $          -    $          -   $           -
                                                                      ============================================
Purchase of business, net of cash received:
   Fair value of assets purchased                                                -               -   $    (109,693)
   Acquisition of in-process research and development costs                      -               -      (1,023,525)
   Assumption of promissory notes                                                -               -         417,877
   Transaction costs                                                             -               -          56,250
   Issuance of shares                                                            -               -         159,091
                                                                      ============================================
Net cash used to acquire business                                                -               -        (500,000)
                                                                      ============================================
Non-cash investing and financing activities:
   Conversion of notes payable and accrued interest to common stock   $          -    $          -   $   8,026,451
                                                                      ============================================
   Conversion of Class A preferred shares to common stock             $          -    $          -   $   1,307,846
                                                                      ============================================
   Preferred stock dividends                                          $     93,227    $          -   $     299,681
                                                                      ============================================
   Deemed dividends to preferred stock shareholders                   $     36,877    $          -   $     842,270
                                                                      ============================================
   Share subscription note                                            $          -    $          -   $     239,625
                                                                      ============================================
   Issuance of common warrants for consulting                         $          -    $          -   $     326,348
                                                                      ============================================
   Accretion of Class A redeemable convertible preferred shares       $          -    $          -   $     364,334
                                                                      ============================================



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

2. Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2004 Annual Report on Form 10-KSB(as amended) filed with the U.S. Securities and Exchange Commission.

The Company's principal activities to date have been in the research and development of a medical diagnostic system known as the ComfortScan (TM) system, which is an optically-based medical device for improved diagnosis of breast cancer as an adjunct to mammography. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, Development Stage Enterprises, since limited, principal operations only began in the fourth quarter of 2004.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a development stage enterprise and its continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt and/or equity financing The Company has yet to generate a positive internal cash flow, and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

In the event that the Company is unable to obtain debt or equity financing or unable to obtain such financing on terms and conditions that are acceptable to the Company, we may have to cease or severely curtail our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has so far been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for operating requirements to date, but there can be no assurance that the Company will be able to continue to do so. There is no assurance that, if and when FDA premarket approval is obtained, the ComfortScan system will achieve market acceptance or that the Company will achieve a profitable level of operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

During the three months ended March 31, 2005, the Board of Directors granted stock options to purchase 187,500 shares of the Company's common stock. These options have various exercise prices from $.66 to $.93 per share. They expire in 10 years from the date of grant. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The weighted average fair market value per share of these options was estimated to be $.68 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period.

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following three months ended March 31:

                                                                    2005                 2004
                                                               ---------------------------------
Net loss applicable to common stock, as reported               $ (2,200,086)        $ (1,313,333)

Add total stock-based compensation, as reported                         417                3,234
Deduct total stock-based compensation determined
   under fair value based method for all awards                    (173,114)             (73,467)
                                                               ---------------------------------
Pro forma net loss applicable to common stock                  $ (2,372,783)        $ (1,383,566)
                                                               =================================
Basic and diluted loss per common share - as reported          $     ( 0.05)        $      (0.03)
                                                               =================================
Pro forma loss per share basic and diluted                     $     ( 0.05)        $      (0.04)
                                                               =================================

Net Loss Per Common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. There were no common stock equivalents consisting of options, warrants and convertible preferred shares which were required to be included in the calculation of diluted loss per share for the periods presented since their inclusion would be antidilutive. The total number of stock options, warrants and convertible preferred shares outstanding as of March 31, 2005 was 4,731,500, 34,031,719 and 3,558,276,
respectively.

Recently issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal year that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

4.  Common Stock

On March 30, 2005, the Company completed a private placement for 21,000,000 shares of its common stock at a purchase price of $.50 per share, for gross proceeds of $10,500,000 and net proceeds of approximately $9,665,000 (net of transaction costs totaling $835,000). The investors also received 5,250,000 five-year warrants to purchase shares of common stock at an exercise price of $.75 per share and 5,250,000 five-year warrants to purchase shares of common stock at an exercise price of $1.25. In addition the placement agent received 840,000 four-year warrants to purchase shares of common stock at an exercise price of $.88 per share.

On January 31, 2005, the Company issued 227,641 shares of common stock in payment of accrued preferred stock dividends totaling 206,454.

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


On February 1, 2005, the Company issued 281,220 shares of common stock to a series A preferred stockholder converting 20 shares of outstanding series A preferred shares into shares of common stock.

5. Series A Preferred Convertible Shares

On July 30, 2004, the Company completed a private placement financing in which it sold 206.45 series A preferred shares, which are convertible into 2,580,667 shares of common stock, for $25,000 per share. Proceeds from the transaction were $4,208,167 net of fees. The Company also issued 2,580,667 four year investor warrants to purchase common stock at a price of $3.00 per share. Deemed dividends of $36,877 for the three months ended March 31, 2005 consisted of imputed dividends resulting from increasing rate preferred stock in accordance with Emerging Issue Task Force ("EITF") 98-5 and Staff Accounting Bulletin ("SAB") Topic 5.Q "Increasing Rate Preferred Stock". In connection with the December 17, 2004 sale of 6,000,000 shares of common stock and the March 30, 2005 sale of 21,000,000 shares of common stock, as a result of anti-dilution adjustments, we reduced the conversion price of series A preferred stock from $2.00 per share to $1.31 per share, increasing the number of common shares into which the series A preferred stock is convertible to 3,839,496 shares.

6.  Legal Proceedings

In the ordinary course of business, we may become a party to legal or regulatory proceedings resulting from litigation, claims, or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on our business. As of the filing of this report, except as follows, there is no material litigation, threatened or pending, involving us. On April 15, 2005, we filed suit in the Supreme Court of the State of New York, County of New York, Index No. 601348/05, against Brian Vodicka, a former member of our board of directors, alleging breach of contract and breach of fiduciary duty and seeking specific performance and injunctive relief preventing the disclosure and requiring the return of certain confidential and proprietary documents. In addition, we have received a copy of a Verified Petition to Take Depositions before Suit from a Robin Chiswell allegedly filed in the Harris County, Texas District Court, apprising us that the petitioner wished to take deposition of a custodian of our records to investigate whether there have been possible violations of the Texas Securities Act. The Company will aggressively defend any proceedings and suits brought against it.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

         DOBI Medical Systems, LLC was formed as a Delaware limited liability company in October 1999. In December 1999, DOBI Medical Systems, LLC acquired substantially all the assets of Dynamics Imaging, Inc., including a number of patents and trade secrets that form the basis for its current proprietary technology. On January 1, 2003, DOBI Medical was incorporated in Delaware and became DOBI Medical Systems, Inc. Since the reverse merger transaction on December 9, 2003, DOBI Medical Systems, Inc. has been a wholly-owned subsidiary of DOBI Medical International, Inc.

         Since our future business will be that of DOBI Medical only, the information in this report is that of DOBI Medical International as if DOBI Medical Systems. had been the registrant for all the periods presented in this report. Management's Discussion and Analysis or Plan of Operation presented in this Item 2 and the audited consolidated financial statements presented in Item 1 of this report include those of DOBI Medical Systems prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

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

         During 2004, we released version 1.0 of our ComfortScan system, renewed our CE Mark, established FDA and quality systems standards, invested in production-level tooling, established a manufacturing facility compliant with good manufacturing practices, received our FDA Export Certificate, finalized agreements with several international distributors in select countries in Latin America, Europe and the Asia-Pacific regions, verified and validated our first release of the ComfortScan system, and sold and shipped 12 revenue-producing and production level ComfortScan investigative units to international markets for the purpose of conducting local clinical regulatory and marketing studies. In addition, our PMA clinical trial protocol was accepted by the FDA, we delivered and installed our first ComfortScan system in our first three PMA sites, and we trained and commenced the collection of patient scan data pursuant to our PMA clinical trial protocol.

         In 2005, we intend to complete our PMA clinical trial and submit our PMA application to the FDA, sell ComfortScan systems through our international distributors in order to generate clinical results supporting the use of our ComfortScan system as an adjunct to mammography. We plan to continue to seek distribution alliances in international markets in order to obtain local regulatory approval and acquire patient scans in our research and development efforts. We will continue to develop and enhance our ComfortScan system by releasing new versions of our software and perhaps hardware to the international marketplace. We intend to place added emphasis internationally in developing clinical research sites with physicians, and have them publish peer review clinical papers so as to better seed the international market and more quickly gain physician adoption, assuming the ComfortScan system obtains local regulatory approval for commercial sale as a medical device.

         In November 2004, after successful completion of verification and validation testing in accordance with current quality systems regulations, and with outside, independent physicians as readers, we released our first production level version 1.0 ComfortScan system as an investigational device. In late 2004, we sold and shipped 12 revenue producing, production level ComfortScan investigational systems to international distributors for conducting local clinical studies. Subsequently, in January 2005, in connection with the development of version 2.0 of our ComfortScan system, internal testing by non-physician employees raised concerns about scan acceptance rates, repeatability performance, and the overall diagnostic accuracy. With the assistance of leading academic and clinical experts, we have made significant progress towards successfully resolving these concerns. We have released our ComfortScan 2.0 acquisition software to our PMA sites, and we have installed our beta ComfortView 2.0 reading software for testing in a few international clinical sites. We have substantially resolved the acceptance rate issue and have made substantial progress towards resolving the repeatability issue. We are currently on target to release version 2.0 of our ComfortScan system in the 2005 second quarter, although there can be no assurance that we will do so. We believe that the emergence and resolution of concerns such as these arise within the ordinary course of medical device product development efforts and result in the continued improvement of the medical device and its underlying technology. We do not currently believe that the improvements we have made to our software and hardware in connection with the development of ComfortScan system 2.0 will require reinitiating our PMA clinical trial. If there were to be such a delay, our best estimate is that our PMA submission to the FDA may be delayed by up to twelve months.

         In connection with our 2005 goals, we expect our expenses to be approximately $1.8 million per quarter. In addition, we expect that PMA clinical trial project costs, including PMA site fees, clinical research organization fees, PMA site monitoring fees, and physician fees will be approximately $3.0 million in 2005. While we believe that we will achieve these goals, there can be no assurance that we will do so.

         We have generated insignificant ComfortScan system revenues to date and, therefore, can draw no conclusions regarding the seasonality of our business.

         The accompanying financial statements in Item 1 of this report have been prepared assuming that we will continue as a going concern. We are currently a development stage enterprise and, as such, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing. We have yet to generate a positive internal cash flow and, until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

         In the event that we are unable to obtain debt or equity financing or we are unable to obtain financing on terms and conditions that are acceptable to us, we may have to cease or severely curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern.. So far we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so. Moreover, there is no assurance that if and when FDA premarket approval is obtained, that our ComfortScan system will achieve market acceptance or that we will achieve a profitable level of operations. The accompanying financial statements in Item 1 of this report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

         As of December 31, 2004, we had approximately $12,000,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2024. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.

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

OFF-BALANCE SHEET ARRANGEMENTS

         Our office facilities are subject to a five-year operating lease requiring monthly lease payments of approximately $20,000 per month. We have no other material off-balance sheet arrangements or liabilities.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

         Revenues for the quarter ended March 31, 2005 was approximately $62,000. Limited sales began in the quarter ended December 31, 2004 and therefore, there were no sales to compare with for the prior year.

         Cost of sales was approximately $246,000 for the three months ended March 31, 2005 creating a gross loss of approximately $183,000 due to the limited sales for the period. We maintain a manufacturing facility with a break-even point of approximately 15 devices per quarter. Production volumes of less than 15 units per quarter will continue to negatively affect gross profit margins. In 2005, we plan to produce approximately 40 devices in order to meet our PMA clinical site and international sales requirements.

         Research and development expenses decreased approximately $56,000, or 11%, from $504,000 to approximately $448,000 for the three months ended March 31, 2005 compared to the prior year. Approximately $82,000 in various resources that were within the research and development group in the 2004 have been reassigned to manufacturing as part of the establishment of the production facilities. We expended approximately $20,000 more for the three months ended March 31, 2005 compared to the prior year for additional personnel as part of the upgrading and documentation of our investigational prototypes of the ComfortScan system for developmental testing and for refining the engineering of the hardware and software. In addition, we expended an additional $78,000 over the prior year's corresponding period to obtain clinical scans solely for research and development purposes, to upgrade previously built prototypes, to modify initial tooling for pre-production units, and for other research and development purposes. Costs related to design and materials for construction of prototype equipment decreased approximately $81,000 for the three months ended March 31, 2005 compared to the comparative prior year.

         General and administrative expenses increased approximately $318,000, or 67%, from $477,000 to approximately $795,000 for the three months ended March 31, 2005 compared to the prior year. This increase was primarily due to higher payroll costs including performance bonuses to the Chief Executive Officer and Chief Financial Officer of approximately $173,000 and other payroll costs of approximately $83,000 related to the increase staffing compared to the prior year. In addition, outside consulting and board of director costs of approximately $56,000.

         Clinical program expenses increased approximately $257,000, to $386,000 for the three months ended March 31, 2005 compared to the prior year due to the commencement of the PMA clinical trials. These additional costs included device costs, site costs, personnel and consulting costs and travel expenses.

         Sales and marketing expenses of approximately $260,000 for the three months ended March 31, 2005 reflect an increase of approximately $54,000 compared to the three months ended March 31, 2004. This was primarily due to having additional costs for participation it exhibits increasing an awareness of the Company and its products of $56,000, additional personnel costs in the amount of $76,000, offset by a decreased costs of approximately $93,000 in investor relations programs.

         Interest expense for the three months ended March 31, 2005 and March 31, 2004 was insignificant.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception through private issuances of equity and debt securities, generating approximately $38,500,000 in gross proceeds to date, described chronologically below.

         Prior to its merger into a publicly traded company in December 2003, DOBI Medical raised approximately $14.58 million in gross proceeds through the sale of common stock, preferred stock and convertible debt, which were converted into shares of the publicly-traded company, DOBI Medical International, Inc. in December 2003.

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

         In July 2004, we completed the private placement of approximately $5.16 million in shares of our series A preferred convertible stock and associated warrants. The shares of series A preferred stock sold in the private placement carry a dividend of 8% per year and were initially convertible into 2,580,667 shares of common stock. We also issued four-year investor warrants to purchase 2,580,667 shares of common stock at a price of $3.00 per share. In connection with the closing of the second tranche of the December 2003 private placement and the March 2005 private placement, the number of common shares into which the series A preferred stock is convertible was increased to approximately 3,839,496 shares, reflecting anti-dilution adjustments.

         At the closing of the performance milestone-based second tranche in December 2004, we issued 6,000,002 shares of common stock at a price of $.50 per share, generating gross proceeds of approximately $3,000,000. In that connection, we issued three-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.54 per share.

On March 30, 2005, we completed a private placement of 21,000,000 shares of our common stock at a price of $.50 per share, and warrants to purchase 10,500,000 shares of our common stock at an exercise price of $.75 for the first 5,250,000 warrant shares and $1.25 for the next 5,250,000 warrant shares, resulting in aggregate gross cash proceeds of $10,500,000 and approximate net cash proceeds of $9,665,000. We believe that with these proceeds we will meet our funding needs into the first half of July 2006.

As of March 31, 2005, we had cash and cash equivalents of approximately $10,250,000. Net cash used in operating activities during 2004 totaled approximately $6,500,000, and capital expenditures totaled approximately $720,000. For 2005, we have no significant capital expenditure commitments. Our goals for 2005 are to submit our PMA application for the ComfortScan system as an adjunct to mammography to the FDA by the end of 2005 and sell ComfortScan systems through our international distributors. In connection with our 2005 goals, we expect our expenses to be approximately $1.8 million per quarter. In addition, we expect that PMA clinical trial project costs, including PMA site fees, clinical research organization fees, PMA site monitoring fees, and physician fees will be approximately $3.0 million in 2005. While we believe that we will achieve these goals, we cannot guarantee that we will do so.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements in this report contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgments and assumptions as of the date of this report. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and are frequently accompanied by the use of such words as "may," "will," "anticipates," "plans," "believes," "expects," "projects," "intends," "seeks," "anticipates," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including without limitation, successful verification and validation for release of our ComfortScan 2.0 system; those relating to our ability to timely and successfully complete our patient clinical trials; our ability to timely and successfully complete and submit our premarket approval application to the FDA; the timely and final approval by the FDA of our ComfortScan system as a adjunct to mammography, which approval in the U.S. cannot be assured; the submission and final approval of our ComfortScan system in various international markets, which approval cannot be assured; the success and continued improvements in our product development and research efforts; our ability to timely meet U. S. and foreign government laws and industry standards; our ability to meet U.S. and foreign medical device quality regulation standards required to maintain our CE Mark, and to maintain our ISO, UL and FDA export certifications; our ability to timely and successfully ship and deliver our products into international markets; the acceptance and use of our ComfortScan system by physicians, hospitals, imaging clinics, and patients; and our ability to obtain adequate third party coverage, coding and reimbursement from U.S. and foreign government and private payers.

Any one of these or other risks, uncertainties, other factors or any inaccurate judgments and assumptions could cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date any such statements were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our filings from time to time with the U.S. Securities and Exchange Commission, which we strongly urge you to read and consider, including the "Investment Considerations" and the "Cautionary Factors That May Affect Future Results" as set forth in our 2004 Annual Report on Form 10-KSB(as amended) and our Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission, all of which may be accessed from our website at www.dobimedical.com. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

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

Part II  Other Information

Item 1.   Legal Proceedings.

          In the ordinary course of business, we may become a party to legal or regulatory proceedings resulting from litigation, claims, or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on our business. As of the date of this report, except as follows, there is no material litigation, threatened or pending, involving us. On April 15, 2005, we filed suit in the Supreme Court of the State of New York, County of New York, Index No. 601348/05, against Brian Vodicka, a former member of our board of directors, alleging breach of contract and breach of fiduciary duty and seeking specific performance and injunctive relief preventing the disclosure and requiring the return of certain confidential and proprietary documents. In addition, we have received a copy of a Verified Petition to Take Depositions before Suit from a Robin Chiswell allegedly filed in the Harris County, Texas District Court, apprising us that the petitioner wished to take the deposition of a custodian of our records to investigate whether there have been possible violations of the Texas Securities Act. The Company will aggressively defend any proceedings and suits brought against it.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits

               31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

         b) Reports on Form 8-K
                  1. We filed a Current Report on Form 8-K on May 3, 2005, regarding the election of Steve M. Barnett to our Board of Directors.

                  2. We filed a Current Report on Form 8-K on March 31, 2005, regarding the closing of our private placement of common stock and warrants.

                  3. We filed a Current Report on Form 8-K on March 3, 2005, regarding the resignation of Denis O'Connor as Senior Vice President, Marketing, Sales and Services to accept a CEO position with another publicly-traded medical device company.

                  4. We filed a Current Report on Form 8-K on February 9, 2005, regarding the departure of Brian Vodicka from our board of directors.

                  5. We filed a Current Report on Form 8-K on January 25, 2005, regarding our product shipment guidance for 2005.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 16, 2005


                                          DOBI MEDICAL INTERNATIONAL, INC.


                                          By:   /s/Phillip C. Thomas
                                                --------------------------------
                                                Phillip C. Thomas
                                                Chief Executive Officer
                                                (principal executive officer)


                                          By:   /s/Michael R. Jorgensen
                                                --------------------------------
                                                Michael R. Jorgensen
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (principal financial and
                                                accounting officer)