Form 10QSB/A
period 2005-03-31
DOBI MEDICAL INTERNATIONAL INC
filed 2005-05-26
CIK 1111697

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ________ to ___________

                          Commission File No.: 0-32523

                        DOBI MEDICAL INTERNATIONAL, INC.
                        --------------------------------
                 (Name of small business issuer in its charter)


           DELAWARE                                                                     98-0222710
 ---------------------------------------                                   ------------------------------------
 (State or other jurisdiction of                                           (I.R.S. Employer Identification No.)
 incorporation or organization)


       1200 MACARTHUR BLVD.
           MAHWAH, NJ                                                                       07430
 ---------------------------------------                                   ------------------------------------
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

As of May 5, 2005, 65,257,155 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No   X  .
                                                                ----     ----


================================================================================

                                EXPLANATORY NOTE

         DOBI Medical International, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the three months ended March 31, 2005 (the "Form 10-QSB"), which was originally filed on May 16, 2005, solely to amend and replace Item 2 of the Form 10-QSB. When originally filed, the Form 10-QSB contained an incorrect reference in the "Liquidity and Capital Resources" section of Item 2 with respect to the date through which DOBI Medical believes that its recent financing transaction will meet its funding needs.

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

         On March 30, 2005, we completed a private placement of 21,000,000 shares of our common stock at a price of $.50 per share, and warrants to purchase 10,500,000 shares of our common stock at an exercise price of $.75 for the first 5,250,000 warrant shares and $1.25 for the next 5,250,000 warrant shares, resulting in aggregate gross cash proceeds of $10,500,000 and approximate net cash proceeds of $9,665,000. We believe that with these proceeds we will meet our funding needs into the first half of 2006.

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

Dated: May 26, 2005


                                        DOBI MEDICAL INTERNATIONAL, INC.


                                        By:   /s/ Phillip C. Thomas
                                              ----------------------------------
                                              Phillip C. Thomas
                                              Chief Executive Officer
                                              (principal executive officer)


                                        By::  /s/ Michael R. Jorgensen
                                              ----------------------------------
                                              Michael R. Jorgensen
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (principal financial and
                                              accounting officer)