Form 10QSB
period 2005-06-30
DOBI MEDICAL INTERNATIONAL INC
filed 2005-08-12
CIK 1111697

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the Transition Period from ________ to ___________

                          Commission File No.: 0-32523

                        DOBI MEDICAL INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


             DELAWARE                                     98-0222710
-----------------------------------         -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          1200 MACARTHUR BLVD.
               MAHWAH, NJ                                   07430
----------------------------------------    -----------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (201) 760-6464
                           ---------------------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

As of August 12, 2005, 65,604,405 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____  No  X.
                                                                        -----



================================================================================

                        DOBI Medical International, Inc.

                   June 30, 2005 Form 10-QSB Quarterly Report

                                Table of Contents


Part I   Financial Information

   Item 1.  Financial Statements                                           Page

         Condensed Consolidated Balance Sheet at June 30, 2005             3

         Condensed Consolidated Statements of Operations for the
                  Three and Six Month Periods ended June 30, 2005
                  and 2004 and for the Period from September 7, 1999
                  (Inception) to June 30, 2005                             4

         Condensed Consolidated Statements of Cash Flows for the
                   Six Month Periods Ended June 30, 2005 and 2004
                   and for the Period from September 7, 1999
                   (Inception) to June 30, 2005                            5-6

         Notes to Condensed Consolidated Financial Statements              7-10

   Item 2.  Management's Discussion and Analysis or Plan of Operation      11-16

   Item 3.  Controls and Procedures                                        18

Part II   Other Information

   Item 1.  Legal Proceedings                                              19

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    19

   Item 3.  Defaults Upon Senior Securities                                19

   Item 4.  Submission of Matters to a Vote of Security Holders            19

   Item 5.  Other Information                                              20

   Item 6.  Exhibits and Reports on Form 8-K                               20

   Signatures                                                              21

Part I  Financial Information

Item 1.  Financial Statements




                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)


ASSETS
Current assets:
     Cash and cash equivalents                              $  7,678,296
     Accounts receivable                                          51,000
     Prepaid expenses and other current assets                   176,871
     Inventory                                                   616,065
                                                            ------------
Total current assets                                           8,522,232

Property and equipment, net                                      619,651
Intangible assets, net                                             8,474
Other assets                                                      45,529
                                                            ------------
Total assets                                                $  9,195,886
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $    236,923
     Accrued expenses                                            619,027
     Deferred revenue                                            125,095
                                                            ------------
Total current liabilities                                        981,045

Stockholders' Equity
     Preferred stock, $.0001 par value, 10,000,000 shares
        authorized, 186 issued and outstanding                        --
     Common stock, $.0001 par value, 140,000,000 shares
        authorized, 65,397,564 issued and outstanding              6,540
     Additional paid-in capital                               36,066,627
     Deficit accumulated during development stage            (27,858,326)
                                                            ------------
Total stockholders' equity                                     8,214,841
                                                            ------------
Total liabilities and stockholders' equity                  $  9,195,886
                                                            ============

See notes to condensed consolidated financial statements

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                    Period from
                                                                                                                    September 7,
                                                                                                                         1999
                                                                                                                     (inception)
                                                         Three months ended                Six months ended              to
                                                               June 30,                        June 30,                June 30,
                                                        2005             2004           2005             2004            2005
                                                    ----------------------------------------------------------------------------
Revenue
   Product                                          $     92,300    $         --    $    137,314    $         --    $    453,630
   Service                                                18,450              --          35,850              --          40,800
                                                    ----------------------------------------------------------------------------
                                                         110,750              --         173,164              --         494,430
                                                    ----------------------------------------------------------------------------
Cost of sales
   Product                                               101,635              --         284,248              --         647,562
   Service                                                67,949              --         130,837              --         151,355
                                                    ----------------------------------------------------------------------------
                                                         169,584              --         415,085              --         798,917
                                                    ----------------------------------------------------------------------------
   Gross loss                                            (58,834)             --        (241,921)             --        (304,487)
                                                    ----------------------------------------------------------------------------

Research and development expenses                        469,818         466,342         917,908         969,981       9,777,418
General and administrative expenses                      695,829         515,804       1,491,309         992,791       8,005,763
Clinical program expenses                                639,978         147,760       1,025,820         276,753       3,670,402
Sales and marketing expenses                             224,303         506,911         483,868         712,430       4,173,235
                                                    ----------------------------------------------------------------------------
   Total operating expenses                            2,029,928       1,636,817       3,918,905       2,951,955      25,626,818
                                                    ----------------------------------------------------------------------------

Operating loss                                        (2,088,762)     (1,636,817)     (4,160,826)     (2,951,955)    (25,931,305)

Other income (expense)

   Interest expense                                       (2,802)         (2,020)         (5,061)         (4,140)     (2,178,212)
   Interest income                                        54,182             565          58,523           4,490         251,191
                                                    ----------------------------------------------------------------------------
Net loss                                              (2,037,382)     (1,638,272)     (4,107,364)     (2,951,605)    (27,858,326)

Deemed dividend on preferred stock                       (35,604)             --         (72,481)             --        (877,874)
Preferred stock dividends                                (93,228)             --        (186,455)             --        (392,909)
                                                    ----------------------------------------------------------------------------
Net loss applicable to common stock                 $ (2,166,214)   $ (1,638,272)   $ (4,366,300)   $ (2,951,605)   $(29,129,109)
                                                    ============================================================================

Basic and diluted loss per common share             $      (0.03)   $      (0.04)   $      (0.08)   $      (0.08)
                                                    ============================================================================

Weighted average common shares, basic and diluted     65,374,169      37,693,974      54,841,197      37,616,669
                                                    ============================================================================


See notes to condensed consolidated financial statements



                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                     Period from
                                                                                                                   September 7,1999
                                                                                           Six months ended           (inception)
                                                                                                June 30,                   to
                                                                                          2005          2004         June 30, 2005
                                                                                   ------------------------------------------------
Operating activities
Net loss                                                                           $ (4,107,364)     $ (2,951,605)     $(27,858,326)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                                        114,710            26,107           435,057
   Amortization of financing costs                                                           --                --           854,343
   Loss on sale of equipment                                                                 --                --               334
   Write-off of purchased in-process research and development costs                          --                --         1,023,525
   Interest receivable in connection with share subscription
      notes charged to equity                                                                --                --           (14,625)
   Stock-based compensation                                                               1,135            22,370           446,873
   Accrued interest converted to equity                                                      --                --           340,454
   Accretion of discount on Series 1and 2 convertible notes                                  --                --           808,113
   Common stock warrants in connection with
      the conversion of notes payable                                                        --                --            61,806
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                                  (51,000)               --           (51,000)
     (Increase) in inventory                                                           (236,653)               --          (616,065)
     (Increase) decrease in prepaid expenses and other current assets                   (38,810)          346,167          (176,649)
     (Increase) decrease in other assets                                                     --          (169,411)           42,996
     Increase (decrease) in accounts payable                                            (33,672)          370,699           502,398
     Increase in accrued expenses                                                         2,794           188,619           174,194
     Increase (decrease) in deferred revenue                                            (11,400)           43,645           125,095
                                                                                   ------------------------------------------------
Net cash used in operating activities                                                (4,360,260)       (2,123,409)      (23,901,477)

Investing activities
Purchase of business, net of cash received                                                   --                --          (500,000)
Purchase of property and equipment                                                      (81,052)         (237,698)         (916,634)
Patent costs                                                                                 --                --           (43,022)
Proceeds from sale of equipment                                                              --                --               250
                                                                                   ------------------------------------------------
Net cash used in investing activities                                                   (81,052)         (237,698)       (1,459,406)

Financing activities
Proceeds from founding members                                                               --                --           525,000
Cash paid for transaction costs associated with equity transactions                    (835,000)               --        (2,843,107)
Cash paid for transaction costs associated with debt transactions                            --                --          (719,485)

Deferred offering costs                                                                      --                --           (75,000)
Proceeds from subscriptions receivable - Class A preferred shares                            --                --           940,020
Dividends - Class A redeemable convertible preferred units                                   --                --          (132,689)
Proceeds from share subscription note - related party                                        --                --           239,625
Proceeds (payments) from Series 1 and 2 Convertible Notes, net                               --          (170,000)        4,386,000
Proceeds from notes payable, net                                                             --                --         3,113,799
Proceeds from sale of common stock                                                   10,500,000                --        23,626,149
Net proceeds from sale of preferred stock                                                    --                --         4,208,167
Repayment of notes payable                                                                   --                --          (229,300)
                                                                                   ------------------------------------------------
Net cash provided by financing activities                                             9,665,000          (170,000)       33,039,179

Increase in cash and cash equivalents                                                 5,223,688        (2,531,107)        7,678,296
Cash and cash equivalents at beginning of year/period                                 2,454,608         2,627,887                --
                                                                                   ------------------------------------------------
Cash and cash equivalents at end of year/period                                    $  7,678,296      $     96,780      $  7,678,296
                                                                                   ================================================



See notes to condensed consolidated financial statements

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

           Condensed Consolidated Statements of Cash Flows (continued)
                                   (unaudited)

                                                                                                                      Period from
                                                                                                                      September 7,
                                                                                                                          1999
                                                                                            Six months ended          (inception)
                                                                                                 June 30,                  to
                                                                                          2005             2004       June 30, 2005
                                                                                      ----------------------------------------------
Supplemental disclosures of cash flow information
Cash paid during the period for interest                                              $     5,061      $     4,138     $    103,166
                                                                                      =============================================

Income taxes paid                                                                     $        --      $        --     $         --
                                                                                      =============================================
Purchase of business, net of cash received:
   Fair value of assets purchased                                                              --               --     $   (109,693)
   Acquisition of in-process research and development costs                                    --               --       (1,023,525)
   Assumption of promissory notes                                                              --               --          417,877
   Transaction costs                                                                           --               --           56,250
   Issuance of shares                                                                          --               --          159,091
                                                                                      ---------------------------------------------
Net cash used to acquire business                                                     $        --      $        --     $   (500,000)
                                                                                      =============================================

Non-cash investing and financing activities:
   Conversion of notes payable and accrued interest to common stock                   $        --      $        --     $  8,026,451
                                                                                      =============================================
   Conversion of preferred shares to common stock                                     $   206,454      $        --     $  1,514,300
                                                                                      =============================================
   Preferred stock dividends paid with common stock                                   $   186,454      $        --     $    392,908
                                                                                      =============================================
   Deemed dividends to preferred stock shareholders                                   $    72,481      $        --     $    877,874
                                                                                      =============================================
   Share subscription note                                                            $        --      $        --     $    239,625
                                                                                      =============================================
   Issuance of common warrants for consulting                                         $        --      $        --     $    326,348
                                                                                      =============================================
   Accretion of Class A redeemable convertible preferred shares                       $        --      $        --     $    364,334
                                                                                      =============================================



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

2.  Basis of Presentation

         The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2004 Annual Report on Form 10-KSB (as amended) filed with the Securities and Exchange Commission.

         The Company's principal activities to date have been in the research and development of a medical diagnostic system known as the ComfortScan(TM) system, which is an optically-based medical device for improved diagnosis of breast cancer as an adjunct to mammography. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, Development Stage Enterprises, since limited, principal operations only began in the fourth quarter of 2004.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a development stage enterprise and its continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt and/or equity financing. The Company has yet to generate a positive internal cash flow, and unless or until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

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

3.  Summary of Significant Accounting Policies

Equity-Based Compensation

         As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which establishes a fair value based method of accounting for equity-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

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

         During six months ended June 30, 2005, the Board of Directors granted stock options to purchase 2,316,500 shares of the Company's stock. These options have various exercise prices from $.46 to $.93 per share. They expire between 5 and 10 years from the date of grant. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The weighted average fair market value per share of these options was estimated to be $.33 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period.

         The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following six months ended June 30:


                                                         2005                2004
                                                        --------------------------------
Net loss applicable to common stock, as reported       $ (4,366,300)        $ (2,951,605)
Add total stock-based compensation, as reported               1,135               22,368

Deduct total stock-based compensation determined
   under fair value based method for all awards            (428,968)            (146,935)
                                                       ---------------------------------
Pro forma net loss applicable to common stock          $ (4,794,133)        $ (3,076,172)
                                                       =================================
Basic and diluted loss per common share - as reported  $     ( 0.08)        $      (0.08)
                                                       =================================
Pro forma loss per share basic and diluted             $     ( 0.09)        $      (0.08)
                                                       =================================

Net Loss Per Common Share

         Basic net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. There were no common stock equivalents consisting of options, warrants and convertible preferred shares which were required to be included in the calculation of diluted loss per share for the periods presented since their inclusion would be antidilutive. The total number of stock options, warrants and convertible preferred shares outstanding as of June 30, 2005 was 6,730,500, 34,031,719 and 3,558,276, respectively.

Recently Issued Accounting Standards

         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal year that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

         In May 2005, the FASB issued FASB 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

4. Common Stock

         On March 30, 2005, the Company completed a private placement for 21,000,000 shares of its common stock at a purchase price of $.50 per share, for gross proceeds of $10,500,000 and net proceeds of approximately $9,665,000 (net of transaction costs totaling $835,000). The investors also received 5,250,000 five-year warrants to purchase shares of common stock at an exercise price of $.75 per share and 5,250,000 five-year warrants to purchase shares of common stock at an exercise price of $1.25. In addition, the placement agent received 840,000 four-year warrants to purchase shares of common stock at an exercise price of $.88 per share.

         On January 31, 2005 and April 15, 2005, the Company issued 227,641 and 140,409 shares of common stock in payment of accrued preferred stock dividends totaling $206,454 and $93,227, respectively.

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

Proceeds from the transaction were $4,208,167 net of fees. The Company also issued 2,580,667 four-year investor warrants to purchase common stock at an exercise price of $3.00 per share. Deemed dividends of $72,481 for the six months ended June 30, 2005 consisted of imputed dividends resulting from increasing rate preferred stock in accordance with Emerging Issue Task Force ("EITF") 98-5 and Staff Accounting Bulletin ("SAB") Topic 5.Q, "Increasing Rate Preferred Stock." In connection with the December 17, 2004 sale of 6,000,000 shares of common stock and the March 30, 2005 sale of 21,000,000 million shares of common stock, we reduced the conversion price of series A preferred stock from $2.00 per share to $1.31 per share, increasing the number of common shares into which the series A preferred stock is convertible to 3,839,496 shares.

6.  Legal Proceedings

         In the ordinary course of business, the Company may become a party to legal or regulatory proceedings resulting from litigation, claims, or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on the Company's business. As of the filing of this report, except as follows, there is no material litigation, threatened or pending, involving the Company.


         On April 15, 2005, the Company filed suit in the Supreme Court of the State of New York, County of New York, Index No. 601348/05, against Brian Vodicka, a former member of the Company's Board of Directors, alleging breach of contract and breach of fiduciary duty and seeking specific performance and injunctive relief preventing the disclosure and requiring the return of certain confidential and proprietary documents. On July 11, 2005, the New York Supreme Court issued an order preliminarily enjoining Mr. Vodicka from using documents or information provided to Mr. Vodicka by the Company wrongfully and in violation of the confidentiality agreement between Mr. Vodicka and the Company.


         On April 25, 2005, the Company received a copy of a Verified Petition to Take Depositions before Suit from a Robin Chiswell allegedly filed in the Harris County, TX District Court, apprising the Company that the petitioner wished to take deposition of a custodian of the Company's records to investigate whether there have been possible violations of the Texas Securities Act. No action has been initiated by petitioner in this proceeding. The Company believes that this proceeding is related to the one described below. The Company will aggressively defend any proceedings and suits brought against it.


         On July 15, 2005, the Company was served with a complaint that has been filed in the United States District Court for the Western District of Texas by a group of shareholders, some of whom are associated with Mr. Vodicka, alleging, among other things, that the Company and certain of its officers and directors, as well as two of its previous advisors, violated federal and state securities laws and seeking damages, interest, and attorneys' fees and costs. The Company expects a related lawsuit to be served shortly by Mr. Vodicka containing similar allegations and claims. The plaintiffs claim that the Company made material omissions and/or misrepresentations and that this caused plaintiffs to privately purchase shares of the Company's stock at allegedly artificially inflated prices. The Company believes that the allegations are without merit and stem from plaintiffs' dissatisfaction with the current market price of the Company's stock. The Company intends to vigorously defend against plaintiffs' claims. As of June 30, 2005, no amounts have been provided for in the financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         We completed a reverse merger transaction on December 9, 2003 with Lions Gate Investment Limited, a Nevada corporation formed on October 29, 1999. Until the merger, Lions Gate engaged in oil and gas exploration activities, which Lions Gate discontinued following the merger and succeeded to the business of DOBI Medical Systems, Inc. The directors and management of DOBI Medical Systems thereupon became the directors and management of Lions Gate. On January 30, 2004, we changed our corporate name from Lions Gate Investment Limited to DOBI Medical International, Inc. and changed our state of incorporation from Nevada to Delaware pursuant to an Agreement and Plan of Merger dated as of January 29, 2004, between Lions Gate and DOBI Medical International. DOBI Medical Systems currently remains a wholly-owned subsidiary of DOBI Medical International.

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

         Since our future business will be that of DOBI Medical only, the information in this report is that of DOBI Medical International as if DOBI Medical Systems had been the registrant for all the periods presented in this report. Management's Discussion and Analysis or Plan of Operation presented in this Item 2 and the audited consolidated financial statements presented in Item 1 of this report include those of DOBI Medical Systems prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

         For accounting purposes, DOBI Medical Systems was the acquirer in the reverse merger transaction, and consequently the transaction is treated as a recapitalization of the company. DOBI Medical's financial statements are the historical financial statements of the post-merger entity, DOBI Medical International.

OVERVIEW

         We are a developmental stage company with no significant revenues. Our goal is to establish the ComfortScan(TM) system as the new standard of breast imaging diagnostic care in the United States and international medical community. The first steps in attaining this goal are to receive U.S. Federal Food and Drug Administration (`"FDA") approval for our ComfortScan(TM) system as an adjunct to mammography and establish our ComfortScan system as a recognized and widely utilized technology to aid physicians in the effective diagnosis of breast cancer.

         During 2004, we released version 1.0 of our ComfortScan system, renewed our CE Mark, implemented FDA and quality systems standards, invested in production-level tooling, established a manufacturing facility compliant with good manufacturing practices, received our FDA Export Certificate, finalized agreements with several international distributors in select countries in Latin America, Europe and the Asia-Pacific regions, verified and validated our first release of the ComfortScan system, and sold and shipped 12 revenue-producing and production level ComfortScan investigative units to international markets for the purpose of conducting local clinical regulatory and marketing studies. In addition, our PMA clinical trial protocol was accepted by the FDA, we delivered and installed our ComfortScan system in our first three PMA sites, and we trained and commenced the collection of patient scan data pursuant to our PMA clinical trial protocol.

         During 2005, we have concluded agreements with an additional five international distributors, and delivered three ComfortScan systems to distributors in order to commence clinical studies. To date, we have commenced six clinical studies in international locations and continue to expand the number of clinical studies conducted for the purpose of generating publishable clinical data concerning the efficacy of the ComfortScan system, obtain patient data for the continued development of the ComfortScan system, and obtain local ministry of health approval. In the United States, we have expanded the number of PMA sites to 17, and continue to increase the number of sites participating in our PMA.

         We continue to work towards our goal of submission of Module Five to the FDA by the end of the year; however, due to slower than anticipated PMA clinical site recruitment and fewer qualified patient enrollments due to the restrictions imposed by our FDA PMA protocol, we are seeking to expand the number of clinical sites being recruited in order to increase the number of patients for inclusion in our study as we move out of the slower summer recruitment months and into the fall. We continue to diligently work towards completion of our PMA clinical trial activities and plan to submit Module Five, the final Module of the submission package, to the FDA when finalized.

          In November 2004, after successful completion of verification and validation testing in accordance with current quality systems regulations, and with outside, independent physicians as readers, we released our first production level version 1.0 ComfortScan system as an investigational device. In late 2004, we sold and shipped 12 revenue-producing, production level ComfortScan investigational systems to international distributors for conducting local clinical studies. Subsequently, in January 2005, in connection with the development of version 2.0 of our ComfortScan system, internal testing by non-physician employees raised concerns about scan acceptance rates, repeatability performance, and the overall diagnostic accuracy. With the assistance of leading academic and clinical experts, we believe we have made significant progress towards successfully resolving these concerns. We have released our ComfortScan 2.0 acquisition software to our PMA sites, and we have installed our beta ComfortView 2.0 reading software and continue testing and reviewing results from a number of international clinical sites. We have substantially resolved the acceptance rate issue and have made substantial progress towards resolving the repeatability issue. Work continues to reduce image artifact and to improve our image reconstruction algorithms. We believe that the emergence and resolution of concerns such as these arise within the ordinary course of medical device product development efforts and result in the continued improvement of the medical device and its underlying technology. We do not currently believe that the improvements we have made to our software and hardware in connection with the development of ComfortScan system 2.0 will require reinitiating our PMA clinical trial. If we had to restart our PMA, our best estimate is that our PMA submission to the FDA may be delayed by up to twelve months and possibly longer.

         During the second half of 2005, we plan to commercially sell investigative ComfortScan systems through our international distributors in order to generate clinical results supporting the use of our ComfortScan system as an adjunct to mammography. We plan to continue to seek distribution alliances in international markets in order to obtain local regulatory approval and to acquire patient scans for use in our research and development efforts. We intend to place added emphasis internationally in developing clinical research sites, and publish peer-reviewed clinical papers to gain physician awareness and adoption if and when the ComfortScan system obtains local regulatory approval.

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

         In the event that we are unable to obtain debt or equity financing or we are unable to obtain financing on terms and conditions that are acceptable to us, we may have to cease or severely curtail our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. So far, we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so. Moreover, there is no assurance that, if and when FDA premarket approval is obtained, our ComfortScan system will achieve market acceptance or that we will achieve a profitable level of operations. The accompanying financial statements in Item 1 of this report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         We generally recognize revenue upon the shipment of our product to our customers except for the initial maintenance component. That component is deferred and is recognized on a straight-line basis over the initial maintenance term.

         We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

         Clinical program expenses consist of compensation, benefits and related expenses for personnel engaged in clinical-related activities. These expenses also include costs of developmental studies, consultants, and that portion of travel and general corporate expenses allocated to that department.

         Sales and marketing expenses consist of compensation, benefits and related expenses for personnel engaged in sales, marketing, and related business development activities. These expenses also include consultants, printing of promotional materials, trade shows and that portion of travel and general corporate expenses allocated to that department.

         We account for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carry forwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. We believe it is more likely than not that we will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $6,500,000 is provided.

         As of June 30, 2005, we had approximately $16,270,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2024. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND 2004

         Revenues for the quarter ended June 30, 2005 were approximately $111,000. Limited sales began in the quarter ended December 31, 2004 and, therefore, there were no sales to compare with for the prior year.

         Cost of sales was approximately $170,000 for the three months ended June 30, 2005 creating a gross loss of approximately $59,000 due to the limited sales for the period. We maintain a manufacturing facility with a breakeven point of approximately 15 devices per quarter. Production volumes of less than 15 units per quarter will continue to negatively affect gross profit margins. In 2005, we plan to produce approximately 40 devices in order to meet our PMA clinical site and international sales requirements.

         Research and development expenses increased approximately $3,000, or 1%, from $467,000 to approximately $470,000 for the three months ended June 30, 2005 compared to the prior year. Approximately $86,000 in production and production facility costs were included in research and development in the 2004 period. We expended approximately $98,000 more for the three months ended June 30, 2005 compared to the prior year for additional personnel and consulting services in connection with the continued development of the ComfortScan system. In addition, we expended an additional $32,000 over the prior year's corresponding period to obtain clinical scans solely for research and development purposes, offset by a reduction in prototype development.

         General and administrative expenses increased approximately $180,000, or 35%, from $516,000 to approximately $696,000 for the three months ended June 30, 2005 compared to the prior year. This increase was primarily due to higher payroll costs of approximately $107,000 primarily related to the increase staffing and approximately $80,000 in additional legal costs compared to the prior year.

         Clinical program expenses increased approximately $492,000, to $640,000 for the three months ended June 30, 2005 compared to the prior year due to the commencement of the PMA clinical trials. These additional costs included device costs, site costs, personnel and consulting costs, and travel expenses.

         Sales and marketing expenses of approximately $224,000 for the three months ended June 30, 2005 reflect a decrease of approximately $283,000 compared to the three months ended June 30, 2004. This was primarily due to the decreased costs of approximately $293,000 in investor relations programs.

         Interest expense for the three months ended June 30, 2005 and 2004 was insignificant.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND 2004

         Revenues for the six months ended June 30, 2005 were approximately $173,000. Limited sales began in the quarter ended December 31, 2004 and, therefore, there were no sales to compare with for the prior year.

         Cost of sales was approximately $415,000 for the six months ended June 30, 2005, creating a gross loss of approximately $242,000 due to the limited sales for the period. We maintain a manufacturing facility with a breakeven point of approximately 15 devices per quarter. Production volumes of less than 15 units per quarter will continue to negatively affect gross profit margins. In 2005, we plan to produce approximately 40 devices in order to meet our PMA clinical site and international sales requirements.

         Research and development expenses decreased approximately $52,000, or 5%, from $970,000 to approximately $918,000 for the six months ended June 30, 2005 compared to the prior year. The following areas created the primary variances during these comparative periods. Approximately $168,000 in production and production facility costs that were within the research and development group in the 2004 have been reassigned to manufacturing. We expended approximately $118,000 more during six months ended June 30, 2005 compared to the prior year for continued development of the ComfortScan system. In addition, we expended an additional $109,000 over the prior year's corresponding period to obtain clinical scans solely for research and development purposes and reduced prototype development expenditures by $146,000.

         General and administrative expenses increased approximately $498,000, or 50%, from $993,000 to approximately $1,491,000 for the six months ended June 30, 2005 compared to same period in the prior year. This increase was primarily due to higher payroll costs, including performance bonuses to the Chief Executive Officer and Chief Financial Officer, of approximately $173,000 and other payroll costs of approximately $172,000 related to the increase in staffing. In addition, the Company's legal costs increased approximately $88,000 over the same period last year.

         Clinical program expenses increased approximately $749,000, to $1,026,000 for the six months ended June 30, 2005 compared to the prior year due to the commencement of the PMA clinical trials. These additional costs included device costs, site costs, personnel and consulting costs, and travel expenses.

         Sales and marketing expenses decreased approximately $229,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This was primarily due to the decreased costs of approximately $386,000 in investor relations programs and increases in personnel costs and marketing programs of approximately $94,000.

         Interest expense for the six months ended June 30, 2005 and 2004 was insignificant.

LIQUIDITY AND CAPITAL RESOURCES

            We have financed our operations since inception through private issuances of equity and debt securities, generating approximately $38,500,000 in gross proceeds to date, described chronologically below.

            Prior to its merger into a publicly-traded company in December 2003, DOBI Medical raised approximately $14.58 million in gross proceeds through the sale of common stock, preferred stock and convertible debt, which were converted into shares of the publicly-traded company DOBI Medical International, Inc. in December 2003.

            In December 2003, DOBI Medical Systems merged into a publicly-traded company, Lions Gate Investment Limited, which became the surviving entity (in January, 2004, Lions Gate changed its corporate name to DOBI Medical International, Inc.), and simultaneously completed the first tranche of a two-tranche private placement in which we issued 5,500,000 shares of common stock at a price of $1.00 per share and three-year warrants to purchase 2,750,000 shares of common stock at an exercise price of $1.54 per share, generating gross proceeds of $5,500,000.

            In July 2004, we completed the private placement of approximately $5.16 million in shares of our Series A preferred convertible stock and associated warrants. The shares of Series A preferred stock sold in the private placement carry a dividend of 8% per year and were initially convertible into 2,580,667 shares of common stock. We also issued four-year investor warrants to purchase 2,580,667 shares of common stock at an exercise price of $3.00 per share. In connection with the closing of the second tranche of the December 2003 private placement and the March 2005 private placement, the number of common shares into which the Series A preferred stock is convertible was increased to approximately 3,839,496 shares, reflecting anti-dilution adjustments.

            At the closing of the performance milestone-based second tranche in December 2004, we issued 6,000,002 shares of common stock at a price of $.50 per share, generating gross proceeds of approximately $3,000,000. In that connection, we issued three-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.54 per share.

            On March 30, 2005, we completed a private placement of 21,000,000 shares of our common stock at a price of $.50 per share, and warrants to purchase 10,500,000 shares of our common stock at an exercise price of $.75 for the first 5,250,000 warrant shares and $1.25 for the next 5,250,000 warrant shares, resulting in aggregate gross cash proceeds of $10,500,000 and approximate net cash proceeds of $9,665,000. We believe that with these proceeds we will meet our funding needs into 2006.

            As of June 30, 2005, we had cash and cash equivalents of approximately $7,678,000. Net cash used in operating activities during the six months ended June 30, 2005 totaled approximately $4,360,000, and capital expenditures totaled approximately $81,000. For the balance of 2005, we have no significant capital expenditure commitments. We expect net cash used in operating activities in the 2005 second half to be approximately $6,500,000, which includes approximately $2,300,000 in PMA clinical trial project costs and approximately $800,000 in costs associated with the continued development of a full field version of our ComfortScan breast imaging system.

            We are a development stage enterprise and, as such, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing. We have yet to generate a positive internal cash flow, and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

            In the event that we are unable to obtain debt or equity financing or we are unable to obtain financing on terms and conditions that are acceptable to us, we may have to cease or severely curtail our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. So far, we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so.

                  CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         Statements in this report contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgments and assumptions as of the date of this report. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and are frequently accompanied by the use of such words as "may," "will," "anticipates," "plans," "believes," "expects," "projects," "intends," "seeks," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including without limitation, successful verification and validation for release of our ComfortScan 2.0 system; those relating to our ability to timely and successfully complete our patient clinical trials; our ability to timely and successfully complete and submit our premarket approval application to the FDA; the timely and final approval by the FDA of our ComfortScan system as a adjunct to mammography, which approval in the U.S. cannot be assured; the submission and final approval of our ComfortScan system in various international markets, which approval cannot be assured; the success and continued improvements in our product development and research efforts; our ability to timely meet U.S. and foreign government laws and industry standards; our ability to meet U.S. and foreign medical device quality regulation standards required to maintain our CE Mark, and to maintain our ISO, UL and FDA Export certifications; our ability to timely and successfully ship and deliver our products into international markets; the acceptance and use of our ComfortScan system by physicians, hospitals, imaging clinics, and patients; and our ability to obtain adequate third party coverage, coding and reimbursement from U.S. and foreign government and private payers.

         We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Any one of these or other risks, uncertainties, other factors or any inaccurate judgments and assumptions could cause actual results to be materially different from those described herein or elsewhere by us. Certain of these risks, uncertainties, and other factors are described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider, including the "Investment Considerations" and the "Cautionary Factors That May Affect Future Results" as set forth in our 2004 Annual Report on Form 10-KSB, as amended, and the "Risk Factors" in our Registration Statement on Form SB-2 declared effective on May 11, 2005, all of which may be accessed from our website at www.dobimedical.com. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

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

         The Company's disclosure controls and procedures are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding the required disclosure.

         There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting during the period covered by this Quarterly Report.

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

         On April 15, 2005, we filed suit in the Supreme Court of the State of New York, County of New York, Index No. 601348/05, against Brian Vodicka, a former member of our board of directors, alleging breach of contract and breach of fiduciary duty and seeking specific performance and injunctive relief preventing the disclosure and requiring the return of certain confidential and proprietary documents. On July 11, 2005, the New York Supreme Court issued an order preliminarily enjoining Brian Vodicka, a former director of DOBI Medical International, Inc. (the "Company"), from using documents or information provided to Mr. Vodicka by the Company wrongfully and in violation of the confidentiality agreement between Mr. Vodicka and the Company.

         On April 25, 2005, we received a copy of a Verified Petition to Take Depositions before Suit from a Robin Chiswell allegedly filed in the Harris County, TX District Court, apprising us that the petitioner wished to take deposition of a custodian of our records to investigate whether there have been possible violations of the Texas Securities Act. No action has been initiated by petitioner in this proceeding. We believe that this proceeding is related to the action described below. We will aggressively defend any proceedings and suits brought against us.

         On July 15, 2005, the Company was served with a complaint that has been filed in the United States District Court for the Western District of Texas by a group of shareholders, some of whom are associated with Mr. Vodicka, alleging, among other things, that the Company and certain of its officers and directors, as well as two of its previous advisors, violated federal and state securities laws and seeking damages, interest, and attorneys' fees and costs. The Company expects a related lawsuit to be served shortly by Mr. Vodicka containing similar allegations and claims. The plaintiffs claim that the Company made material omissions and/or misrepresentations and that this caused plaintiffs to privately purchase shares of the Company's stock at allegedly artificially inflated prices. The Company believes that the allegations are without merit and stem from plaintiffs' dissatisfaction with the current market price of the Company's stock. We intend to vigorously defend against plaintiffs' claims.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 30, 2005, the Company held its Annual Meeting of Shareholders. The votes for the two proposals coming before the meeting were as follows:

1.   Election of Directors:                     For                 Withheld
                                           -----------              --------

     Brad Baker                            34,052,951                20,450

     Steve M. Barnett                      34,052,051                 21,350
     David H. Clarke                       34,053,051                 20,350
     William Li, MD                        34,058,201                 15,200
     Robert B. Machinist                   34,058,201                 15,200
     Phillip C. Thomas                     34,060,201                 13,200
     Webb W. Turner                        34,054,951                 18,450

2. Ratify Appointment of Marcum & Kliegman, LLP as the Company's independent auditors
        For             33,983,064
        Against             88,437
        Abstain             1,900

Item 5.   Other Information

         None

Item 6.   Exhibits and Reports on Form 8-K

         a) Exhibits

            31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K

         1. We filed a Current Report on Form 8-K on May 3, 2005 regarding the appointment of Steven Barnett to our Board of Directors and director compensation.

         2. We filed a Current Report on Form 8-K on June 15, 2005 regarding the delay in releasing version 2.0 of our ComfortScan system.

         3. We filed a Current Report on Form 8-K on July 15, 2005 regarding the order of the New York Supreme Court preliminarily enjoining Brian Vodicka, a former director of the Company, from using document or information provided to Mr. Vodicka by the Company wrongfully and in violation of the confidentiality agreement between Mr. Vodicka and the Company, and regarding a complaint filed in the United States District Court for the Western District of Texas by a group of shareholders, some of whom are associated with Mr. Vodicka, against the Company and certain of its officers and directors and financial advisors alleging among other things, violation of federal and certain state securities laws.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 12, 2005                   DOBI MEDICAL INTERNATIONAL, INC.



                                          By: /s/ Phillip C. Thomas
                                              -------------------------------
                                               Phillip C. Thomas
                                               Chief Executive Officer


                                          By: /s/ Michael R. Jorgensen
                                              -------------------------------
                                               Michael R. Jorgensen
                                               EVP, Chief Financial Officer