Form 10QSB
period 2005-09-30
DOBI MEDICAL INTERNATIONAL INC
filed 2005-11-14
CIK 1111697

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ________ to ___________

                          Commission File No.: 0-32523

                        DOBI MEDICAL INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


              DELAWARE                                  98-0222710
  --------------------------------------   -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


           1200 MACARTHUR BLVD.
                  MAHWAH, NJ                               07430
  ---------------------------------------  -----------------------------------
  (Address of principal executive offices)              (Zip Code)

                                 (201) 760-6464
                           --------------------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).       Yes [ ] No [ X ]

As of November 3, 2005, 65,971,665 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____  No  X .
                                                                       ----

================================================================================



                                                  DOBI Medical International, Inc.

                                           September 30, 2005 Form 10-QSB Quarterly Report

                                                          Table of Contents

                                                                                                               Page

Part I  Financial Information.....................................................................................3

                     Item 1.  Financial Statements................................................................3

                         Condensed Consolidated Balance Sheet at September 30, 2005...............................3

                         Condensed Consolidated Statements of Operations for the Three and Nine Month Periods
                             ended September 30, 2005 and 2004 and for the Period from September 7, 1999
                             (Inception) to September 30, 2005....................................................4

                         Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended
                             September 30, 2005 and 2004 and for the Period from September 7, 1999 (Inception)
                             to September 30, 2005..............................................................5-6

                         Notes to Condensed Consolidated Financial Statements..................................7-11

                     Item 2.  Management's Discussion and Analysis or Plan of Operation..........................12

                     Item 3.  Controls and Procedures............................................................19

Part II  Other Information.......................................................................................20

                     Item 1.  Legal Proceedings..................................................................20

                     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........................21

                     Item 3.  Defaults Upon Senior Securities....................................................21

                     Item 4.  Submission of Matters to a Vote of Security Holders................................21

                     Item 5.  Other Information..................................................................21

                     Item 6.  Exhibits and Reports on Form 8-K...................................................21

                     Signatures..................................................................................22



Part I  Financial Information

Item 1.  Financial Statements



                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                               September 30, 2005
                                   (Unaudited)


ASSETS
Current assets:
     Cash and cash equivalents                             $       5,223,753
     Accounts receivable                                              33,630
     Prepaid expenses and other current assets                       240,967
     Inventory                                                       408,470
                                                        ------------------------
Total current assets                                               5,906,820

Property and equipment, net                                          636,278
Intangible assets, net                                                 7,538
Other assets                                                          45,529
                                                        ------------------------
Total assets                                               $       6,596,165
                                                        ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $         432,807
     Accrued expenses                                                860,504
     Deferred revenue                                                109,810
                                                        ------------------------
Total current liabilities                                          1,403,121

Stockholders' Equity
     Preferred stock, $.0001 par value, 10,000,000 shares
        authorized, 178 issued and outstanding                             -
     Common stock, $.0001 par value, 140,000,000 shares
        authorized, 65,766,619 issued and outstanding                  6,577
     Additional paid-in capital                                   36,072,097
     Deficit accumulated during development stage                (30,885,630)
                                                        ------------------------
Total stockholders' equity                                         5,193,044
                                                        ------------------------
Total liabilities and stockholders' equity                 $       6,596,165
                                                        ========================

See notes to condensed consolidated financial statements




                                       DOBI Medical International, Inc. and Subsidiary
                                                (A Development Stage Company)

                                       Condensed Consolidated Statements of Operations
                                                         (Unaudited)

                                                                                                                Period from
                                                                                                                September 7,
                                                                                                                    1999
                                                 Three months ended                Nine months ended           (inception) to
                                                    September 30,                    September 30,             September 30,
                                        ----------------------------------------------------------------
                                                2005            2004             2005             2004              2005
                                        ----------------------------------------------------------------------------------------
Revenue
   Product                                 $   43,835      $      -         $  181,149       $     -             $    497,465
   Service                                     21,150             -             57,000             -                   61,950
                                        ----------------------------------------------------------------------------------------
                                               64,985             -            238,149             -                  559,415
                                        ----------------------------------------------------------------------------------------
Cost of sales
   Product                                    153,251             -            437,499             -                  800,813
   Service                                     67,122             -            197,959             -                  218,477
                                        ----------------------------------------------------------------------------------------
                                              220,373             -            635,458             -                1,019,290
                                        ----------------------------------------------------------------------------------------
   Gross loss                                (155,388)            -           (397,309)            -                 (459,875)
                                        ----------------------------------------------------------------------------------------


Research and development expenses             644,223         527,371        1,562,131          1,497,352          10,421,641
General and administrative expenses           882,381         566,195        2,373,690          1,558,986           8,888,144
Clinical program expenses                   1,002,004         235,311        2,027,824            512,064           4,672,406
Sales and marketing expenses                  384,230         568,752          868,098          1,281,182           4,557,465
                                        ----------------------------------------------------------------------------------------
   Total operating expenses                 2,912,838       1,897,629        6,831,743          4,849,584          28,539,656
                                        ----------------------------------------------------------------------------------------
Operating income (loss)                    (3,068,226)     (1,897,629)      (7,229,052)        (4,849,584)        (28,999,531)

Other income (expense)
   Interest expense                            (2,565)         (2,632)          (7,626)            (6,772)         (2,180,777)
   Interest income                             43,487           4,478          102,010              8,968             294,678
                                        ----------------------------------------------------------------------------------------
Net loss                                   (3,027,304)     (1,895,783)      (7,134,668)        (4,847,388)        (30,885,630)
Deemed dividend on preferred stock            (34,681)       (645,167)        (107,162)          (645,167)           (912,555)
Preferred stock dividends                     (88,977)       (103,227)        (275,433)          (103,227)           (481,887)
                                        ----------------------------------------------------------------------------------------
Net loss applicable to common stock      $ (3,150,962)   $ (2,644,177)    $ (7,517,263)    $   (5,595,782)   $    (32,280,072)
                                        ========================================================================================

Basic and diluted loss per common share  $      (0.05)   $      (0.07)    $      (0.13)    $        (0.15)
                                        ========================================================================================

Weighted average common shares,
   basic and diluted                       65,625,810      37,737,073       58,515,154         37,670,271
                                        ========================================================================================

See notes to condensed consolidated financial statements





                                           DOBI Medical International, Inc. and Subsidiary
                                                    (A Development Stage Company)

                                           Condensed Consolidated Statements of Cash Flows
                                                             (Unaudited)
                                                                                                                  Period from
                                                                                 Nine months ended             September 7,1999
                                                                                    September 30,               (inception) to
                                                                          ---------------------------------
                                                                                2005             2004         September 30, 2005
                                                                          ---------------------------------------------------------
Operating activities
Net loss                                                                   $  (7,134,668)   $  (4,847,388)     $   (30,885,630)
Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                 180,799           56,896              501,146
   Amortization of financing costs                                                     -                -              854,343
   Loss on sale of equipment                                                           -                -                  334
   Write-off of purchased in-process research and development costs                    -                -            1,023,525
   Interest receivable in connection with share subscription
      notes charged to equity                                                          -                -              (14,625)
   Stock based compensation                                                        2,393           46,539              448,131
   Accrued interest converted to equity                                                -                -              340,454
   Accretion of discount on Series 1and 2 convertible notes                            -                -              808,113
   Common stock warrants in connection with
      the conversion of notes payable                                                  -                -               61,806
   Changes in assets and liabilities:
      (Increase) in accounts receivable                                          (33,630)               -              (33,630)
      (Increase) in inventory                                                    (29,058)        (364,431)            (408,470)
      (Increase) decrease in prepaid expenses and other current assets          (102,906)         448,682             (240,745)
      (Increase) Decrease in other assets                                              -          (81,692)              42,996
      Increase in accounts payable                                               162,212          276,959              698,282
      Increase (decrease) in accrued expenses                                    248,520         (199,926)             419,920
      Increase (decrease) in deferred revenue                                    (26,685)         103,645              109,810
                                                                          ---------------------------------------------------------
Net cash used in operating activities
                                                                              (6,733,023)      (4,560,716)         (26,274,240)
Investing activities
Purchase of business, net of cash received                                             -                -             (500,000)
Purchase of property and equipment                                              (162,832)        (521,604)            (998,414)
Patent costs                                                                           -                -              (43,022)
Proceeds from sale of equipment                                                        -                -                  250
                                                                          ---------------------------------------------------------

Net cash used in investing activities                                           (162,832)        (521,604)          (1,541,186)

Financing activities
Proceeds from founding members                                                         -                -              525,000
Cash paid for transaction costs associated with equity transactions             (835,000)               -           (2,843,107)
Cash paid for transaction costs associated with debt transactions                      -                -             (719,485)
Deferred offering costs                                                                -                -              (75,000)
Proceeds from subscriptions receivable - Class A preferred shares                      -                -              940,020
Dividends - Class A redeemable convertible preferred units                             -                -             (132,689)
Proceeds from share subscription note - related party                                  -                -              239,625
Proceeds (payments) from Series 1 & Series 2 Convertible Notes - net                   -         (170,000)           4,386,000
Proceeds from notes payable, net                                                       -                -            3,113,799
Proceeds from sale of common stock                                            10,500,000                -           23,626,149
Net proceeds from sale of preferred stock                                              -        4,250,722            4,208,167
Repayment of notes payable                                                             -                -             (229,300)
                                                                          ---------------------------------------------------------



Net cash provided by financing activities                                      9,665,000        4,080,722           33,039,179

Increase (decrease) in cash and cash equivalents                               2,769,145       (1,001,598)           5,223,753
Cash and cash equivalents at beginning of year/period                          2,454,608        2,627,887                   -
                                                                          ---------------------------------------------------------
Cash and cash equivalents at end of year/period                            $   5,223,753    $   1,626,289      $     5,223,753
                                                                          =========================================================

See notes to condensed consolidated financial statements




                                           DOBI Medical International, Inc. and Subsidiary
                                                    (A Development Stage Company)

                                     Condensed Consolidated Statements of Cash Flows (continued)
                                                             (unaudited)

                                                                                                                 Period from
                                                                                Nine months ended             September 7,1999
                                                                                  September 30,                (inception) to
                                                                        ----------------------------------
                                                                              2005              2004         September 30, 2005
                                                                        ----------------------------------------------------------
Supplemental disclosures of cash flow information
Cash paid during the period for interest                                   $    7,626       $     6,770        $      105,731
                                                                        ==========================================================

Income taxes paid                                                          $        -                 -                     -
                                                                        ==========================================================
Purchase of business, net of cash received:
   Fair value of assets purchased                                                   -                 -               109,693)
   Acquisition of in-process research and development costs                         -                 -            (1,023,525)
   Assumption of promissory notes                                                   -                 -               417,877
   Transaction costs                                                                -                 -                56,250
   Issuance of shares                                                               -                 -               159,091
                                                                        ----------------------------------------------------------
Net cash used to acquire business                                          $        -       $         -        $     (500,000)
                                                                        ==========================================================

Non-cash investing and financing activities:

   Conversion of notes payable and accrued interest to common stock        $        -       $         -        $    8,026,451
                                                                        ==========================================================
   Conversion of preferred shares to common stock                          $  712,500       $         -        $    2,020,346
                                                                        ==========================================================
   Preferred stock dividends                                               $  275,433       $   103,227        $      481,887
                                                                        ==========================================================
   Deemed dividends to preferred stock shareholders                        $  107,162       $   645,167        $      912,555
                                                                        ==========================================================
   Share subscription note                                                 $        -       $         -        $      239,625
                                                                        ==========================================================
   Issuance of common warrants for consulting                              $        -       $         -        $      326,348
                                                                        ==========================================================
   Accretion of Class A redeemable convertible preferred shares            $        -       $         -        $      364,334
                                                                        ==========================================================

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

2.  Basis of Presentation

     The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2004 Annual Report on Form 10-KSB (as amended) filed with the Securities and Exchange Commission.

     The Company's principal activities to date have been in the research and development of a medical diagnostic system known as the ComfortScan(R) system, which is an optically-based medical device for improved diagnosis of breast cancer as an adjunct to mammography. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, Development Stage Enterprises, since limited, principal operations only began in the fourth quarter of 2004.

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

     In the event that the Company is unable to obtain debt or equity financing or unable to obtain such financing on terms and conditions that are acceptable to the Company, we may have to cease or severely curtail our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has so far been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for operating requirements to date, but there can be no assurance that the Company will be able to continue to do so. There is no assurance that, if and when FDA premarket approval is obtained, the ComfortScan system as an adjunct to mammography will achieve market acceptance to achieve meaningful sales or profitability. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.  Summary of Significant Accounting Policies

Equity-Based Compensation

     As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which establishes a fair value-based method of accounting for equity-based compensation plans, the Company has

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

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

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("FAS 148"). This standard amends the disclosure requirements of SFAS 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company follows the disclosure-only provisions of FAS 123 which require disclosure of the pro forma effects on net income (loss) as if the fair value method of accounting prescribed by FAS 123 had been adopted, as well as certain other information.

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

     During the nine months ended September 30, 2005, the Board of Directors granted stock options to purchase 2,601,500 shares of the Company's stock. These options have various exercise prices from $.44 to $.93 per share. They expire between 5 and 10 years from the date of grant. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The weighted average fair market value per share of these options was estimated to be $.34 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period.

     The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following nine months ended September 30:


                                                                 Three months ended             Nine months ended
                                                                    September 30,                 September 30,
                                                            ----------------------------- ------------------------------
                                                                2005           2004            2005           2004
                                                            -------------------------------------------------------------
Net loss applicable to common stock, as reported             $(3,150,962)   $(2,644,177)   $(7,517,263)    $(5,595,782)
Add total stock-based compensation, as reported                    1,258         24,171          2,393          46,539
Deduct total stock-based compensation determined
   under fair value based method for all awards                 (295,314)       (70,756)      (724,282)       (217,691)
                                                            -------------------------------------------------------------
Pro forma net loss applicable to common stock                $(3,445,018)   $(2,690,762)   $(8,239,152)    $(5,766,934)
                                                            =============================================================
Basic and diluted loss per common share - as reported        $     (0.05)   $     (0.07)   $     (0.13)    $     (0.15)
                                                            =============================================================
Pro forma loss per share basic and diluted                   $     (0.05)   $     (0.07)   $     (0.14)    $     (0.15)
                                                            =============================================================

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Net Loss PerCommon Share

     Basic net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. There were no common stock equivalents consisting of options, warrants and convertible preferred shares which were required to be included in the calculation of diluted loss per share for the periods presented since their inclusion would be antidilutive. The total number of stock options, warrants and convertible preferred shares outstanding as of September 30, 2005 was 7,015,500, 34,031,719 and 3,396,062, respectively.

Recently Issued Accounting Standards

     In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This Statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share-based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal year that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

     In May 2005, the FASB issued FASB 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

4. Common Stock

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

     During the nine months ended September 30, 2005, the Company issued 574,891 shares of common stock in payment of accrued preferred stock dividends totaling $392,908.

     During the nine months ended September 30, 2005, the Company issued 443,434 shares of common stock to Series A preferred stockholders converting 28.5 shares of outstanding Series A preferred shares into shares of common stock.

5. Series A Preferred Convertible Shares

     On July 30, 2004, the Company completed a private placement financing in which it sold 206.45 Series A preferred shares, which are convertible into 2,580,667 shares of common stock, for $25,000 per share. Proceeds from the transaction were $4,208,167 net of fees. The Company also issued 2,580,667 four-year investor warrants to purchase common stock at an exercise price of $3.00 per share. Deemed dividends of $107,162 for the nine months ended September 30, 2005 consisted of imputed dividends resulting from increasing rate preferred stock in accordance with Emerging Issue Task Force ("EITF") 98-5 and Staff Accounting Bulletin ("SAB") Topic 5.Q, "Increasing Rate Preferred Stock." In connection with the December 17, 2004 sale of 6,000,000 shares of common stock and the March 30, 2005 sale of 21,000,000 million shares of common stock, we reduced the conversion price of the Series A preferred shares from $2.00 per share to $1.31 per share.

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

     On April 15, 2005, the Company filed suit in the Supreme Court of the State of New York, County of New York, Index No. 601348/05, against Brian Vodicka, a former member of the Company's Board of Directors, alleging breach of contract and breach of fiduciary duty and seeking specific performance and injunctive relief preventing the disclosure and requiring the return of certain confidential and proprietary documents. On July 11, 2005, the New York Supreme Court issued an order preliminarily enjoining Mr. Vodicka from using documents or information provided to Mr. Vodicka by the Company wrongfully and in violation of the confidentiality agreement between Mr. Vodicka and the Company. Mr. Vodicka's attorney has withdrawn from the case and Mr. Vodicka is representing himself pro se. This court order against Mr. Vodicka remains in effect. Mr. Vodicka has been put on written notice that he has not fully complied with its terms.

     On April 25, 2005, the Company received a copy of a Verified Petition to Take Depositions before Suit from a Robin Chiswell filed in the Harris County, TX District Court, apprising the Company that the petitioner wished to take the deposition of a custodian of the Company's records to investigate whether there have been possible violations of the Texas Securities Act. No further action has been initiated by petitioner in this proceeding. On the contrary, the proceeding has been dismissed without prejudice. The Company believes that this proceeding was related to the federal court cases described below.

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

     On July 13, 2005, Mr. Vodicka filed a complaint with the U.S. Occupational Safety and Health Administration of the Department of Labor ("OSHA") under the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002, ("SOX") alleging that the Company has harassed him by filing the above referenced New York lawsuit against him. On September 9, 2005, the Regional Administrator of OSHA investigated the complaint and determined that it had no merit and that there is no reasonable cause to believe that the Company violated SOX. Mr. Vodicka appealed the findings to the US Department of Labor Office of Administrative Law Judges. The Company believes that the allegations are without merit and intends to continue to vigorously defend against Mr. Vodicka's allegations and claim.

     On July 15, 2005, the Company was served with a complaint that had been filed in the United States District Court for the Western District of Texas on July 7, 2005 by Steve Aubrey and a group of other shareholders, many of whom are associated with Mr. Vodicka, alleging, among other things, that the Company and certain of its officers and directors, as well as two of its previous advisors, had violated federal and state securities laws and seeking damages, interest, and attorneys' fees and costs. On July 28, 2005 Mr. Vodicka himself filed a complaint against the same defendants in the same court containing substantially the same allegations and claims. On September 24, 2005 the Company received an Amended Complaint consolidating the Aubrey and Vodicka suits. On October 6, 2005 plaintiffs filed self-executing papers in the Western District of Texas voluntarily dismissing their claims. Shortly thereafter, several plaintiffs moved to withdraw or vacate their voluntary dismissals. In addition, plaintiffs' counsel has petitioned the court to withdraw from the case. As of this filing, these motions have not been determined. The Company anticipates that Mr. Vodicka and several of the other plaintiffs may retain new legal counsel and seek to restate their claims. The plaintiffs have claimed in the Amended Complaint that the Company and certain of its officers and directors made material omissions and/or misrepresentations and that this caused plaintiffs to privately purchase shares of the Company's stock at allegedly artificially inflated prices. The Company believes that the allegations are without merit and that they stem from plaintiffs' dissatisfaction with the current market price of the Company's stock. The Company intends to continue to vigorously defend against plaintiffs' claims. As of September 30, 2005, no amounts have been provided for in the financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     We completed a reverse merger transaction on December 9, 2003 with Lions Gate Investment Limited, a Nevada corporation formed on October 29, 1999. Until the merger, Lions Gate engaged in oil and gas exploration activities, which Lions Gate discontinued following the merger and succeeded to the business of DOBI Medical Systems. The directors and management of DOBI Medical Systems thereupon became the directors and management of Lions Gate. On January 30, 2004, we changed our corporate name from Lions Gate Investment Limited to DOBI Medical International and changed our state of incorporation from Nevada to Delaware pursuant to an Agreement and Plan of Merger dated as of January 29, 2004, between Lions Gate and DOBI Medical International. DOBI Medical Systems currently remains a wholly-owned subsidiary of DOBI Medical International.

     DOBI Medical Systems, LLC was formed as a Delaware limited liability company in October 1999. In December 1999, DOBI Medical Systems, LLC acquired substantially all the assets of Dynamics Imaging, Inc., including a number of patents and trade secrets that form the basis for its current proprietary technology.

     On January 1, 2003, DOBI Medical was incorporated in Delaware and became DOBI Medical Systems. Since the reverse merger transaction on December 9, 2003, DOBI Medical Systems has been a wholly-owned subsidiary of DOBI Medical International.

     Since our post-merger business is that of DOBI Medical only, the information in this report is that of DOBI Medical International as if DOBI Medical Systems had been the registrant for all the periods presented in this report. Management's Discussion and Analysis or Plan of Operation presented in this Item 2 and the unaudited consolidated financial statements presented in
Item 1 of this report include those of DOBI Medical Systems prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

     For accounting purposes, DOBI Medical Systems was the acquirer in the reverse merger transaction, and consequently the transaction is treated as a recapitalization of the company. DOBI Medical's financial statements are the historical financial statements of the post-merger entity, DOBI Medical International.

OVERVIEW

     We are a developmental stage company with no significant revenues. Our goal is to establish the ComfortScan(R) system as an important tool for improving breast imaging diagnostic care in the United States and international medical community. The first steps in attaining this goal are to receive U.S. Federal Food and Drug Administration ("FDA") approval for our ComfortScan system as an adjunct to mammography and establish our ComfortScan system as a recognized and widely utilized technology to aid physicians in the effective diagnosis of breast cancer.

     During 2004, we released version 1.0 of our ComfortScan system, renewed our CE Mark, implemented FDA and quality systems standards, invested in production-level tooling, established a manufacturing facility compliant with good manufacturing practices, received our FDA Export Certificate, finalized agreements with several international distributors in select countries in Latin America, Europe and the Asia-Pacific regions, verified and validated our first release of the ComfortScan system, and sold and shipped 12 revenue-producing and production level ComfortScan investigative units to international markets for the purpose of conducting local clinical regulatory and marketing studies. In addition, our PMA clinical trial protocol was accepted by the FDA, we delivered and installed our ComfortScan system in our first three PMA sites, and we trained those sites and commenced the collection of patient scan data pursuant to our PMA clinical trial protocol. The PMA clinical trial protocol requires the enrollment of approximately 1,200 patients between the ages of 18 and 50, in order to obtain 120 malignant scans for the purpose of conducting a blinded read of 120 benign cases and 120 malignant cases comparing the diagnostic results achieved by a combination of ComfortScan(R) and mammography against the diagnostic results of mammography alone, both comparing to biopsy results.

     During 2005, we have signed agreements with an additional five international distributors, and delivered four ComfortScan systems to distributors in order to commence clinical studies. To date, we have commenced eight clinical studies in international locations and continue to expand the number of clinical studies conducted for the purposes of generating publishable clinical data concerning the efficacy of the ComfortScan system, obtaining patient data for the continued development of the ComfortScan system, and obtaining local ministry of health approval. The data collection process for our clinical study in Beijing is near completion. When the study data has been gathered and the research results compiled, we expect to submit the final documentation to the Chinese State Food and Drug Administration, China's FDA organization, for their review when finalized.

     In the United States, we have expanded the number of clinical sites participating in our PMA clinical trial from 10 in June 2005 to 23 sites. To date, we have enrolled more than 700 patients, of which approximately 400 have been enrolled in the last 90 days. We have experienced malignancy prevalence rates of approximately 12%. The enrollment capacity of our PMA clinical sites is more than 200 cases per month. We will then conduct the reading portion of the PMA clinical trial and plan to submit Module Five, the final Module of the submission package, to the FDA when finalized.

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

     While we continue to make significant progress towards releasing ComfortScan system 2.0, we have not as yet finished our work to reduce image artifact and to improve our image reconstruction algorithms and diagnostic accuracy. We expect to perform verification and validation testing on ComfortScan system 2.0, and if we pass, release it. Once we have released ComfortScan system version 2.0, we will continue to reduce image artifact and to improve our image reconstruction algorithms. We believe that the emergence and resolution of concerns such as these arise within the ordinary course of medical device product development efforts and result in the continued improvement of the medical device and its underlying technology. We do not currently believe that the improvements we have made to our software and hardware in connection with the development of ComfortScan system 2.0 will require reinitiating our PMA clinical trial. If we had to restart our PMA, our best estimate is that our PMA submission to the FDA may be delayed by up to twelve months and possibly longer.

     During the balance of 2005, we plan to sell investigative ComfortScan systems to our international distributors for installation at international clinical sites in order to generate clinical results supporting the use of our ComfortScan system as an adjunct to mammography. We have shipped four ComfortScan systems to date, and have received orders for delivery of two devices prior to the end of 2005. We plan to continue to seek distribution alliances in international markets in order to seek local regulatory approval and to acquire patient scans for use in our research and development efforts and hopefully get peer-reviewed clinical papers published.

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

     In the conduct of our business, we incur research and development expenses, general and administrative expenses, clinical expenses and sales and marketing expenses.

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

     As of September 30, 2005, we had approximately $19,300,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2024. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.

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

OFF-BALANCE SHEET ARRANGEMENTS

     Our office facilities are subject to a five-year operating lease requiring monthly lease payments of approximately $20,000 per month through June 2009. We have no other material off-balance sheet arrangements or liabilities.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     Revenues for the quarter ended September 30, 2005 were approximately $65,000. Limited sales began in the quarter ended December 31, 2004 and, therefore, there were no sales to compare with for the prior year.

     Cost of sales was approximately $220,000 for the three months ended September 30, 2005 creating a gross loss of approximately $155,000 due to the limited sales for the period. We maintain a manufacturing facility with a breakeven point of approximately 15 devices per quarter. Production volumes of less than 15 units per quarter will continue to negatively affect gross profit margins. We plan to produce approximately 30 devices in 2005 in order to meet our PMA clinical site and international sales requirements.

     Research and development expenses increased approximately $117,000, or 22%, from $527,000 to approximately $644,000 for the three months ended September 30, 2005 compared to the prior year. We expended approximately $169,000 more for the three months ended September 30, 2005 compared to the prior year for additional personnel and consulting services in connection with the continued development of the ComfortScan system. In addition, we expended an additional $73,000 over the prior year's corresponding period to obtain clinical scans solely for research and development purposes, offset by a reduction of approximately $104,000 in prototype development.

     General and administrative expenses increased approximately $316,000, or 56%, from $566,000 to approximately $882,000 for the three months ended September 30, 2005 compared to the prior year. This increase was due to higher personnel related costs of approximately $92,000 related to the increase staffing and approximately $238,000 in additional legal costs compared to the prior year.

     Clinical program expenses increased approximately $767,000, to $1,002,000 for the three months ended September 30, 2005 compared to the prior year due to the expansion of the PMA clinical trials. PMA clinical trial costs totaled $811,000 during the quarter ended September 30, 2005. These costs included device costs, site costs, personnel and consulting costs, and travel expenses.

     Sales and marketing expenses of approximately $384,000 for the three months ended September 30, 2005 reflect a decrease of approximately $185,000 compared to the three months ended June 30, 2004. This was primarily due to the decreased costs of approximately $298,000 in investor relations programs offset by an increase in costs related to overseas market penetration activities of approximately $112,000.

     Interest expense for the three months ended September 30, 2005 and 2004 was insignificant.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     Revenues for the nine months ended September 30, 2005 were approximately $238,000. Limited sales began in the quarter ended December 31, 2004 and, therefore, there were no sales to compare with for the prior year.

     Cost of sales was approximately $635,000 for the nine months ended September 30, 2005, creating a gross loss of approximately $397,000 due to the limited sales for the period. We maintain a manufacturing facility with a breakeven point of approximately 15 devices per quarter. Production volumes of less than 15 units per quarter will continue to negatively affect gross profit margins. We plan to produce approximately 30 devices in 2005 in order to meet our PMA clinical site and international sales requirements.

     Research and development expenses increased approximately $65,000, or 4%, from $1,497,000 to approximately $1,562,000 for the nine months ended September 30, 2005 compared to the prior year. The following areas created the primary variances during these comparative periods. Approximately $215,000 in production and production facility costs that were within the research and development group in 2004 have been reassigned to manufacturing. We expended approximately $286,000 more for the nine months ended September 30, 2005 compared to the prior year for additional personnel and consulting services in connection with the continued development of the ComfortScan system. In addition, we expended an additional $182,000 over the prior year's corresponding period to obtain clinical scans solely for research and development purposes and reduced prototype development expenditures by $250,000.

     General and administrative expenses increased approximately $815,000, or 52%, from $1,559,000 to approximately $2,374,000 for the nine months ended September 30, 2005 compared to same period in the prior year. This increase was primarily due to higher payroll costs, including performance bonuses to the Chief Executive Officer and Chief Financial Officer, of approximately $173,000 and other payroll costs of approximately $240,000 related to the increase in staffing. In addition, the Company's legal costs increased approximately $350,000 over the same period last year, principally to defend the Company against the numerous legal proceedings brought by Mr. Vodicka as described under the heading "Legal Proceedings" above.

     Clinical program expenses increased approximately $1,516,000, to $2,028,000 for the nine months ended September 30, 2005 compared to the prior year due to the expansion of the PMA clinical trials. PMA clinical trial costs totaled $1,501,000 during the nine months ended September 30, 2005. These costs included device costs, site costs, personnel and consulting costs, and travel expenses.

     Sales and marketing expenses decreased approximately $413,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This was primarily due to the decreased costs of approximately $684,000 in investor relations programs and increases in the cost of marketing programs of approximately $168,000 and consulting costs of approximately $90,000 primarily related to overseas activities.

     Interest expense for the nine months ended September 30, 2005 and 2004 was insignificant.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception through private issuances of equity securities, generating approximately $38,500,000 in gross proceeds to date, described chronologically below.

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

     As of September 30, 2005, we had cash and cash equivalents of approximately $5,224,000. Net cash used in operating activities during the nine months ended September 30, 2005 totaled approximately $6,733,000, and capital expenditures totaled approximately $163,000. For the balance of 2005, we have no significant capital expenditure commitments. We expect net cash used in operating activities for 2005 to be approximately $9,800,000, which includes approximately
$2,800,000 in PMA clinical trial project costs and approximately $100,000 in costs associated with the continued development of a screening version of our ComfortScan breast imaging system.

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

                  CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including without limitation, those relating to our ability to timely and successfully complete our U.S. Food and Drug Administration ("FDA") patient premarket approval ("PMA") clinical trials, as well as our other clinical trials being conducted around the world; our ability to timely and successfully complete and submit to the FDA our PMA application of the PMA clinical trial results; the timely and final approval by local foreign governments of our ComfortScan system as an adjunct to mammography in various international markets, including China; the success and continued improvements of our product development and research efforts, including without limitation, our ability to timely and successfully release version 2.0 and subsequent versions of our ComfortScan System; our ability to timely meet U.S. and foreign government laws and industry standards; our ability to meet U.S. and foreign medical device quality regulation standards required to maintain our CE Mark, and ISO, UL and FDA export certifications; our ability to timely deliver our products into international markets; the acceptance, adoption, and use of our ComfortScan system by physicians, imaging clinics, and patients; and our ability to obtain third party reimbursement from U.S. and foreign governments and private payers.

Any one of these or other risks, uncertainties, other factors, and any inaccurate assumptions, may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider, including the "Investment Considerations" and the "Cautionary Factors That May Affect Future Results" as set forth in our 2004 Annual Report on Form 10-KSB, as amended, and the "Risk Factors" in our Registration Statement on Form SB-2 declared effective on May 11, 2005, our Quarterly Reports on 10-QSB, and our Current Reports on Form 8-K, all of which may be accessed from our website at www.dobimedical.com. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

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

     On April 15, 2005, the Company filed suit in the Supreme Court of the State of New York, County of New York, Index No. 601348/05, against Brian Vodicka, a former member of the Company's Board of Directors, alleging breach of contract and breach of fiduciary duty and seeking specific performance and injunctive relief preventing the disclosure and requiring the return of certain confidential and proprietary documents. On July 11, 2005, the New York Supreme Court issued an order preliminarily enjoining Mr. Vodicka from using documents or information provided to Mr. Vodicka by the Company wrongfully and in violation of the confidentiality agreement between Mr. Vodicka and the Company. Mr. Vodicka's attorney has withdrawn from the case and Mr. Vodicka is representing himself pro se. This court order against Mr. Vodicka remains in effect. Mr. Vodicka has been put on written notice that he has not fully complied with its terms.

     On April 25, 2005, the Company received a copy of a Verified Petition to Take Depositions before Suit from a Robin Chiswell filed in the Harris County, TX District Court, apprising the Company that the petitioner wished to take the deposition of a custodian of the Company's records to investigate whether there have been possible violations of the Texas Securities Act. No further action has been initiated by petitioner in this proceeding. On the contrary, the proceeding has been dismissed without prejudice. The Company believes that this proceeding was related to the federal court cases described below.

     On July 13, 2005, Mr. Vodicka filed a complaint with the U.S. Occupational Safety and Health Administration of the Department of Labor ("OSHA") under the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002 ("SOX") alleging that the Company has harassed him by filing the above referenced New York lawsuit after him. On September 9, 2005, the Regional Administrator of OSHA investigated the complaint and determined that it had no merit. and that there is no reasonable cause to believe that the Company violated SOX. Mr. Vodicka appealed the findings to the US Department of Labor Office of Administrative Law Judges. The Company believes that the allegations are without merit and intends to continue to vigorously defend against Mr. Vodicka's allegations and claim.

On July 15, 2005, the Company was served with a complaint that had been filed in the United States District Court for the Western District of Texas on July 7, 2005 by Steve Aubrey and a group of other shareholders, many of whom are associated with Mr. Vodicka, alleging, among other things, that the Company and certain of its officers and directors, as well as two of its previous advisors, had violated federal and state securities laws and seeking damages, interest, and attorneys' fees and costs. On July 28, 2005 Mr. Vodicka himself filed a complaint against the same defendants in the same court containing substantially the same allegations and claims. On September 24, 2005 the Company received an Amended Complaint consolidating the Aubrey and Vodicka suits. On October 6, 2005 plaintiffs filed self-executing papers in the Western District of Texas voluntarily dismissing their claims. Shortly thereafter, several plaintiffs moved to withdraw or vacate their voluntary dismissals. In addition, plaintiffs' counsel has petitioned the court to withdraw from the case. As of this filing, these motions have not been determined. The Company anticipates that Mr. Vodicka and several of the other plaintiffs may retain new legal counsel and seek to restate their claims. The plaintiffs have claimed in the Amended Complaint that the Company and certain of its officers and directors made material omissions and/or misrepresentations and that this caused plaintiffs to privately purchase shares of the Company's stock at allegedly artificially inflated prices. The Company believes that the allegations are without merit and that they stem from plaintiffs' dissatisfaction with the current market price of the Company's stock. The Company intends to continue to vigorously defend against plaintiffs' claims. As of September 30, 2005, no amounts have been provided for in the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

          a) Exhibits

                   10.1 2000 DOBI Medical International, Inc. Stock Incentive Plan, as amended through December 10, 2003

                   31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                   31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                   32.1     Certificate Pursuant to 10 U.S.C. Section 1350,
                            Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K

                            1. We filed a Current Report on Form 8-K on October
                   25, 2005 regarding an interview by Phillip C. Thomas, CEO of the Company, for The Wall Street Transcript.

                            2. We filed a Current Report on Form 8-K on July 18,
                   2005 regarding the order of the New York Supreme Court preliminarily enjoining Brian Vodicka, a former director of the Company, from using document or information provided to Mr. Vodicka by the Company wrongfully and in violation of the confidentiality agreement between Mr. Vodicka and the Company, and regarding a complaint filed in the United
                   States District Court for the Western District of Texas by a group of shareholders, some of whom are associated with Mr. Vodicka, against the Company and certain of its officers and directors and financial advisors alleging among other things, violation of federal and certain state securities laws.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 2005              DOBI MEDICAL INTERNATIONAL, INC.



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