Form 10KSB
period 2005-12-31
DOBI MEDICAL INTERNATIONAL INC
filed 2006-02-13
CIK 1111697

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

           For the transition period from ___________ to ____________

           Commission File No.: 0-32523

                        DOBI MEDICAL INTERNATIONAL, INC.
                        --------------------------------
                 (Name of small business issuer in its charter)


             DELAWARE                                                       98-0222710
------------------------------------                          -----------------------------------
(State or other jurisdiction of                               (I.R.S. Employer Identification No.)
incorporation or organization)


1200 MACARTHUR BLVD.
MAHWAH, NEW JERSEY                                                                07430
---------------------------------------                          -----------------------------------
(Address of principal executive offices)                                       (Zip Code)

Issuer's telephone number (201) 760-6464
                          --------------

Securities registered under Section 12(b) of the Exchange Act:
          None

Securities registered under Section 12(g) of the Exchange Act:
         COMMON STOCK, PAR VALUE $.0001 PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer's revenues for its most recent fiscal year.  $303,394

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $6,774,000, based on the closing price of $0.102 per share on February 3, 2006, as quoted by the OTC Bulletin Board.

As of February 3, 2006, 66,410,598 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE
================================================================================

                        DOBI MEDICAL INTERNATIONAL, INC.

                         2005 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                PAGE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS..................................................................................1

ITEM 2.  DESCRIPTION OF PROPERTY..................................................................................5

ITEM 3.  LEGAL PROCEEDINGS........................................................................................5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................6

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................................6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................7

ITEM 7.  FINANCIAL STATEMENTS....................................................................................19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................19

ITEM 8A.  CONTROLS AND PROCEDURES................................................................................19

ITEM 8B.  OTHER INFORMATION......................................................................................19

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS...........................................................................19

ITEM 10.  EXECUTIVE COMPENSATION.................................................................................23

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........26

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................27

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................................28

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................................................29


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our disclosures and analysis in our "Management's Discussion and Analysis or Plan of Operation" and throughout this Annual Report contain statements and information based upon "forward-looking statements". Such forward-looking statements represent management's predictions as of the date of this report. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "may," "will," "should," "could," "would," "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. In particular, these include statements relating to future performance or results of current and anticipated products, product development efforts, clinical trial efforts, product approvals, sales efforts, financing efforts, and projected expenses and financial results.

         We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and from any anticipated, estimated or projected predictions, whether such predictions are either expressed or implied by such forward-looking statements. You should bear this in mind as you consider forward-looking statements and not place undue reliance on them.

         We undertake no obligation to publicly update forward-looking statements. You are advised to carefully read the "Risk Factors" set forth in
Part II Item 6 below as well as those discussed elsewhere in this report. You should understand that it is not possible to predict or identify all factors that may affect future results. Consequently, you should not consider the "Risk Factors" set forth in this report to be a complete discussion of all potential risks or uncertainties. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         Our company, DOBI Medical International, Inc., together with our wholly-owned subsidiary, DOBI Medical Systems, Inc., is an advanced medical technology imaging company engaged in the business of developing and commercializing a new, non-invasive, gentle and cost effective means for the improved diagnosis of breast cancer and other diseases through the detection of vascular changes (known as "angiogenesis") associated with malignant tumors. From inception through December 31, 2005, we have incurred approximately $11,200,000 in research and development expenses.

         We are a development-stage company with no significant revenues to date. Our goal is to establish our ComfortScan(R) system as the new standard of breast imaging diagnostic care in the United States and international medical communities. We are in the process of seeking Premarket Approval (PMA) from the FDA for our ComfortScan system as an adjunct to mammography. We have successfully completed four of the five required steps in the PMA process, and anticipate submitting updates to the first four modules and submit the pivotal PMA clinical trial research study of the fifth module.

         During 2004, we released ComfortScan version 1.0, renewed our CE Mark, maintained FDA and quality systems standards, invested in production-level tooling, established a manufacturing facility compliant with good manufacturing practices, received our FDA export certificate, finalized agreements with several international distributors in select countries in Latin America, Europe and the Asia-Pacific regions, verified and validated our first release of the ComfortScan system, and sold and shipped 12 revenue-producing production level ComfortScan investigative units to international markets for the purpose of conducting local clinical regulatory and marketing studies. In addition, our PMA clinical trial protocol was accepted by the FDA, we delivered and installed our ComfortScan system in our first three PMA sites, and we commenced the collection of patient scan data pursuant to our PMA clinical trial protocol.

         In 2005, we expanded the number of clinical sites participating in our PMA clinical trial to 23 sites, with an enrollment capacity of more than 200 patients per month. To date, we have enrolled more than 1,200 patients. Clinical data recently collected from non-PMA sites in connection with the release of ComfortScan version 2.0 have indicated that, if the Company's current PMA clinical study is modified, there may be an opportunity to demonstrate more accurate results in pre-menopausal women. Consequently, the Company plans to discuss possible changes to its current clinical study protocol with the FDA. In the event the FDA concurs with this approach, it may be necessary to enroll additional patients in its clinical study, thus extending the enrollment phase of the study into the third quarter of 2006. We estimate that it will then take approximately 90 days after the PMA enrollment and blinded physician reads are completed to submit the PMA analysis and results to the FDA for its approval, which cannot be assured.

         Also during 2005, we signed agreements with an additional five international distributors, and delivered four investigational ComfortScan systems to distributors in order to commence local clinical studies. We do not rely on any one particular distributor at this time. To date, we have commenced a number of clinical studies in international locations and we continue to expand the number of clinical studies conducted. The purposes include generating publishable clinical data concerning the efficacy of the ComfortScan system, obtaining patient data for the continued development of the ComfortScan system, and obtaining local regulatory approvals. Furthest along in these efforts is our clinical study in Beijing, China, where the patient recruitment and data collection process was recently completed. Following this, we provided detailed image interpretation training for three Chinese physicians who participated in a blinded read of all the cases. The initial documentation of this study has been submitted for review by the Chinese State Food and Drug Administration (SFDA), China's medical device approving authority. We expect to meet with the SFDA in the near future to discuss questions it may have regarding our ComfortScan system and the results of this study. After a full review by the SFDA of all relevant data, the SFDA will determine whether to grant approval for the sale of ComfortScan systems in China. However, this approval cannot be assured.

         In January 2006 we released ComfortScan version 2.0. The
Windows(R)-based, ComfortScan 2.0 software suite consists of three individual elements, including ComfortScan acquisition software for patient data acquisition,

ComfortNet(TM) for image database management, and ComfortView(TM) for image processing and display, allowing for reading and diagnostic interpretation by physicians. Highly sophisticated imaging processing and display capabilities make the image data available to physicians for reading in near real time, facilitating the diagnostic process. However, we need to improve diagnostic specificity through continued refinement of ComfortScan reading rules and more physician training on those reading rules before the PMA submission to the FDA.

         We will continue to seek distribution alliances in international markets in order to seek local regulatory approval and to acquire patient scans for use in our research and development efforts.

THE COMFORTSCAN(R) SYSTEM

         DOBI Medical is working to create a new means for the improved diagnosis of high risk and malignant breast disease through the identification of abnormal vascularization ("angiogenesis") associated with tumors. Our first application of the technology is our ComfortScan system, a gentle, noninvasive, and nonionizing (no x-ray radiation), optical imaging system designed to assist physicians when used with mammography in the identification and management of breast disease. The ComfortScan system is intended to achieve this by providing new, physiology-based (i.e., what is occurring within the tissue in near real-time) imagery of abnormal vascularization in the breast that is not readily available today and which may be associated with cancer development. The actual image acquisition of the DOBI(R) scan takes approximately one minute per breast. Our current suggested retail price for the ComfortScan system is $140,000. The ComfortScan system has the CE Mark and UL designations. DOBI Medical is a certified ISO 9001:2000, ISO 13485:2003 and CAN/CUS ISO 13485 company, which certificates have been awarded or renewed after periodic independent audits by TUV-USA, Inc, a European Union certifying registrar. ComfortScan 2.0 is DICOM
3.0 compliant and supports storage class, query/retrieve and worklist management. We currently sell ComfortScan systems to international distributors for installation at international clinical trial sites. The ComfortScan system is not yet commercially available in the U.S., as it is limited by U.S. law to investigational use as an adjunct to mammography until approved by the FDA, which cannot be guaranteed.

REIMBURSEMENT

         In the United States and some international markets, healthcare providers that purchase medical equipment, such as the ComfortScan system, often rely on government and private third-party payers to reimburse much of the cost of the procedures for which the products are used. Therefore, decisions by third-party payers concerning reimbursement for use of our products are likely to affect the attractiveness and adoption by physicians and imaging clinics of our ComfortScan system. In the United States, the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration), known as CMS, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for mammography and other imaging and diagnostic procedures. The actual reimbursement amounts are determined by individual state Medicare carriers and, for non-Medicare and Medicaid patients, by private insurance carriers. There are often delays between the reimbursement approvals by CMS and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. Many other countries are similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers.

         We plan to educate these third-party payers about our ComfortScan system so that they will reimburse procedures that use our device. In seeking coverage, we intend to retain experts in the area of coverage of new technologies to develop a strategy for demonstrating to the third-party payers, including Medicare, state Medicaid agencies and private health insurers that coverage of our ComfortScan system is cost-justified and its benefits outweigh its comparatively low costs. We believe third-party payers could encourage usage of the ComfortScan system as a low-cost, low-risk procedure that will result in lower healthcare costs while improving overall patient care and save women's' lives.

         We intend to implement the following strategy to gain coverage of the ComfortScan procedure as follows:

     o Retain reimbursement specialists with expert knowledge and experience in federal, state and private payer reimbursement processes;

     o Seek to obtain a Current Procedural Terminology, or CPT, code for our ComfortScan system; and

     o Continue to conduct clinical trials and seek peer-reviewed papers for publication in medical journals.

         We intend to enhance our relationships with a variety of important women's health and breast cancer awareness groups and plan to actively educate those who can financially benefit from the use of our ComfortScan system such as health insurers, HMOs, managed care companies and physicians. We also have in place affiliations with a number of recognized scientific and academic research centers with research scientists in medical imaging and related disciplines. We have augmented these efforts with our attendance and participation over the past several years at various medical conferences such as Radiological Society of North America, American Association for Cancer Research , American Society for Clinical Oncology, and The Angiogenesis Foundation conferences.

REGULATION

      Our ComfortScan system is a medical device manufactured by us and subject to regulation by the FDA and, in many instances, by foreign governments. Under the Federal Food, Drug and Cosmetic Act, known as the FD&C Act, manufacturers of medical devices must comply with certain regulations governing the design, testing, manufacturing, packaging, servicing and marketing of medical devices.

      The FDA generally must clear the commercial sale of new medical devices. Commercial sales of medical devices within the United States must be preceded by either a premarket notification filing pursuant to Section 510(k) of the FD&C Act or the granting of a premarket approval. The 510(k) notification filing must contain information that establishes the device to be substantially equivalent to a device commercially distributed prior to May 28, 1976. The premarket approval procedure ("PMA") involves a more complex and lengthy testing and review process by the FDA than the 510(k) premarket notification procedure and may require several years to obtain. Our ComfortScan system, since there is no substantially equivalent device commercially, must follow the more complex and more time-consuming PMA procedures. Since our light-based technology represents non-significant risk to the patient, we have obtained an investigational device exemption, known as an IDE, for our ComfortScan system from a local independent review board in order to conduct extensive clinical testing of our device to obtain the necessary clinical data for submission to the FDA. The FDA will thereafter only grant premarket approval if, after evaluating this clinical data, it finds that the safety and effectiveness of the product has been sufficiently demonstrated. This approval and subsequent labeling will set out the intended claims, uses, and any other conditions for marketing and selling our device in the United States. This premarket approval, if obtained, will permit us to begin marketing and sales efforts of our ComfortScan system as an adjunct to mammography to physicians, imaging clinics, and hospitals within the United States.

      The ComfortScan system has the CE Mark and UL designations, and DOBI Medical is a certified ISO 9001:2000, ISO 13485:2003 and CAN/US 13485 company. We currently sell our ComfortScan system to international distributors for installation at international clinical trial sites. The ComfortScan system is not yet commercially available in the U.S. as it is limited by U.S. law to investigational use until approved by the FDA, which cannot be guaranteed. Our ComfortScan system is also subject to approval by certain foreign regulatory and safety agencies.

      Our manufacturing processes and facilities are subject to continuing review by the FDA and foreign governments or their representatives. Adverse findings could result in various actions against us, including withdrawal of approvals and product recall.

      We cannot assure that the FDA or foreign regulatory agencies will give the requisite approvals or clearances for our ComfortScan system on a timely basis, if at all. Moreover, after clearance is given, these agencies can later withdraw the clearance or require us to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness, or to recall, repair, replace or refund the cost of the medical device, if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of our products.

      As a manufacturer of medical devices, we are subject to additional FDA regulations, Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, such changes might have on our business.

DISTRIBUTION NETWORK

         Our form of distributor agreement generally provides that the distributor, in exchange for discounts against our suggested list price, will market, sell and service our ComfortScan system in its local territory and provide first line customer support. In addition, we require that the distributor purchase an initial ComfortScan system and install it in a clinical site for the purpose of conducting a local clinical trial to demonstrate its efficacy and, where applicable, obtain local government approval. We began to sell our investigational ComfortScan system as an adjunct to mammography in international markets in the fourth quarter of 2004. We currently have nine distributors in Latin America, Europe and the Asia-Pacific regions.

COMPETITION

         We are developing a new diagnostic technology based on angiogenesis. We are not aware of a similar breast imaging product in the marketplace, but we believe there are several breast imaging products under development utilizing diagnostic x-ray, magnetic resonance imaging, optical imaging, laser, thermal imaging, ultrasound and other technologies. As far as other products under development that we know of, we believe they are more expensive and are more time-consuming procedures than our ComfortScan system. The market for breast cancer detection equipment is extremely competitive, with both large, international diversified manufacturers, including Siemens, Toshiba, GE Medical Systems, Kodak, Philips, Imaging Diagnostic Systems, Inc., Hologic/Lorad, Advanced Research Technologies, Inc., and other entities that we may not be aware of who may be developing new or improved medical imaging devices. These companies, although competitors, may also be possible strategic partners for us.

INTELLECTUAL PROPERTY

         We own a number of issued U.S. patents and international patents and have pending foreign patent applications covering a broad range of closely-related technologies. These include, among others:

     o Optical investigation of physiological components in the human body, methods for optical and acoustic diagnosis of internal organs, multimodal imaging capability, and

     o   The soft breast holder mechanism.

         We may file additional patent applications domestically and internationally as we continue to improve our existing technology, develop new releases and make advances to our ComfortScan system.

EMPLOYEES

         As of January 23, 2006, we have 37 full-time employees. We have experienced good employee relations and are not, and never have been, a party to a collective bargaining agreement.

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

         On January 30, 2004, we changed our corporate name to DOBI Medical International, Inc. from Lions Gate Investment Limited and our state of incorporation to Delaware from Nevada pursuant to an Agreement and Plan of Merger, dated as of January 29, 2004, between Lions Gate and DOBI Medical International. This transaction had been approved by the holders of a majority of the outstanding common stock of Lions Gate by written consent in lieu of a special meeting of the stockholders of Lions Gate, all as more fully described in Lions Gate's Definitive

Information Statement on Schedule 14C, which was filed with the SEC on January 9, 2004. DOBI Medical Systems currently remains a wholly-owned subsidiary of DOBI Medical International, Inc.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal executive offices are located in approximately 12,000 square feet of office and assembly space at 1200 MacArthur Boulevard, Mahwah, New Jersey 07430. We have a five-year lease that expires on June 30, 2009, subject to renewal rights.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of business, we may become a party to legal or regulatory proceedings resulting from litigation, claims, or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on the business. Currently there is no material litigation threatened or pending matters involving us except for the following:

         On April 15, 2005, we filed suit in the Supreme Court of the State of New York, County of New York, Index No. 601348/05, against Brian Vodicka, a former member of our Board of Directors, alleging breach of contract and breach of fiduciary duty and seeking specific performance and injunctive relief preventing the disclosure and requiring the return of certain confidential and proprietary documents. On July 11, 2005, the New York Supreme Court issued an order preliminarily enjoining Mr. Vodicka from using documents or information provided to Mr. Vodicka by us wrongfully and in violation of the confidentiality agreement between Mr. Vodicka and us. Mr. Vodicka's attorney has withdrawn from the case and Mr. Vodicka is representing himself pro se. The court order against Mr. Vodicka remains in effect.

         On July 13, 2005, Mr. Vodicka filed a complaint with the U.S. Occupational Safety and Health Administration of the Department of Labor ("OSHA") under the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002 ("SOX") alleging that we had harassed him by filing the above referenced New York lawsuit against him. On September 9, 2005, the Secretary of Labor, acting through her agent, the Region VI Regional Administrator of OSHA, announced that she had investigated the complaint and determined that it had no merit, that it should be dismissed, and that there was no reasonable cause to believe that the Company had violated SOX. Mr. Vodicka filed an appeal of these findings in the US Department of Labor's Office of Administrative Law Judges. On December 23, 2005 a Labor Department administrative law judge granted DOBI's motion for summary judgment dismissing Vodicka's OSHA complaint. In doing so, the administrative law judge held that Vodicka's argument that DOBI had violated SOX by filing the New York lawsuit was "conclusory and unpersuasive." Mr. Vodicka has, in turn, appealed the administrative law judge's decision to the Administrative Review Board of the Labor Department. We share the views of the regional administrator and the administrative law judge that Mr. Vodicka's allegations are without merit and intend to continue to vigorously defend against the Vodicka claims.

         On July 15, 2005, we were served with a complaint that had been filed in the United States District Court for the Western District of Texas on July 5, 2005 by Steve Aubrey and a group of other stockholders, many of whom are associated with Mr. Vodicka, alleging, among other things, that we and certain of our officers and directors, as well as two of our previous advisors, had violated federal and state securities laws and seeking damages, interest, and attorneys' fees and costs. On July 28, 2005 Mr. Vodicka himself filed a complaint against the same defendants in the same court containing substantially the same allegations and claims. On September 24, 2005 we received an Amended Complaint consolidating the Aubrey and Vodicka suits. On October 6, 2005 plaintiffs filed self-executing papers in the Western District of Texas voluntarily dismissing their claims without prejudice. Shortly thereafter, several plaintiffs moved to withdraw or vacate their voluntary dismissals. In addition, plaintiffs' counsel petitioned the court to withdraw from the case. Plaintiffs' motions to withdraw or vacate their voluntary dismissals were denied and plaintiffs' counsel's motion to withdraw was dismissed as moot on November 28, 2005. Vodicka's counsel in the Western District of Texas thereupon withdrew from representing Vodicka and the other plaintiffs. On December 27, 2005, a group of plaintiffs represented by new counsel re-initiated litigation in the Western District of Texas alleging substantially the same claims as to us and certain officers and directors as those contained in the prior complaint which had been dismissed without prejudice. The plaintiffs have claimed that we and certain of its officers and directors made material omissions and/or misrepresentations and that this caused plaintiffs to privately purchase shares of our stock at allegedly artificially inflated prices.

         We believe that the allegations are without merit and that they stem from plaintiffs' dissatisfaction with the current market price of our stock. We intend to continue to vigorously defend against plaintiffs' claims. However, we are unable to predict the outcome of the claims and accordingly, no amounts have been provided for in the financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our shares of common stock are quoted and listed for trading on the OTC Bulletin Board under the symbol "DBMI.OB."

         The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

                                         YEARS ENDED DECEMBER 31
                                         -----------------------
            QUARTER                    2005                  2004
            --------                   -----                 ----
                                  HIGH        LOW       HIGH        LOW
                                  ----        ---       ----        ---
            First                $1.26      $0.60      $3.30      $2.50
            Second                0.75       0.41       3.00       2.30
            Third                 0.50       0.40       2.74       0.67
            Fourth                0.49       0.19       1.06       0.50

         From January 1, 2006 through February 3, 2006, the high and low closing prices for our common stock were $0.22 and $0.10, respectively.

         These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         As of January 23, 2006, there were approximately 318 holders of record of our common stock.

DIVIDEND POLICY

         The holders of our Series A Convertible Preferred Stock are entitled to receive a quarterly cumulative dividend at the end of each calendar quarter, commencing October 1, 2004 calculated at a rate of 8% per year of the issue price of any outstanding share of Series A Convertible Preferred Stock, commencing July 1, 2004 and continuing for the first three years after the closing of this issue, 10% per year for the following two years, and 12% per year for any additional year in which any shares of Series A Preferred Convertible Stock remains outstanding. At our option, the dividend may be paid in either cash or registered shares of common stock. In the case of payment in stock, this stock will be valued at 95% of the average of the closing trading price of our common stock for the 20 trading days ending on the day prior to the day on which such payment is due. For the years ended December 31, 2005 and 2004, we recorded preferred stock dividends of $353,408 and $206,454. To date, we have paid all of these dividends in the form of common stock. On January 15, 2006, the preferred dividend in the amount of $77,977, if paid in cash, or approximately 365,405 shares, if paid in common shares, was due, and we intend to pay the dividend using registered common stock. Since we have an insufficient amount of common stock registered for this purpose, we are in the process of preparing a registration statement. There are no liquidated damages or similar provisions associated with a failure to timely pay dividends.

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

EQUITY COMPENSATION PLAN INFORMATION

         Our 2000 Stock Incentive Plan, as amended December 10, 2003, was approved by a written consent of the holders of a majority of our outstanding common stock. In connection with our reverse merger transaction, Lions Gate adopted and assumed all of DOBI Medical Systems' obligations under its 2000 Stock Incentive Plan and increased the number of shares reserved for stock option grants to 15 % of our common stock outstanding. Based on our common stock outstanding as of December 31, 2005, stock options to purchase 9,958,727 shares of common stock are authorized for issuance under our 2000 Stock Incentive Plan. As of January 30, 2006, there are outstanding stock options to purchase 6,739,250 shares of our common stock.

         The following table provides information as of December 31, 2005 with respect to the shares of common stock that may be issued under our existing equity compensation plan.


                      EQUITY COMPENSATION PLAN INFORMATION

---------------------------- -------------------------- -------------------------- --------------------------
                                NUMBER OF SHARES OF         WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                                COMMON STOCK TO BE          EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                              ISSUED UPON EXERCISE OF     OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                               OUTSTANDING OPTIONS,        WARRANTS AND RIGHTS        EQUITY COMPENSATION PLAN
                             WARRANTS AND RIGHTS PLANS                            (EXCLUDING SECURITIES REFLECTED
                                                                                          IN COLUMN (A))
       PLAN CATEGORY                    (A)                        (B)                        (C)
---------------------------- -------------------------- -------------------------- --------------------------
 Equity compensation plans           6,739,250                    $1.16                    3,219,477
   approved by security
          holders
---------------------------- -------------------------- -------------------------- --------------------------
 Equity compensation plans
 not approved by security               --                         --                         --
          holders
---------------------------- -------------------------- -------------------------- --------------------------
           Total                     6,739,250                    $1.16                    3,219,477
---------------------------- -------------------------- -------------------------- --------------------------


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

         Since our future business is that of DOBI Medical only, the information in this Annual Report is that of DOBI Medical International as if DOBI Medical Systems had been the registrant for all the periods presented in this report. Management's Discussion and Analysis or Plan of Operation presented in this Item 6 and the audited consolidated financial statements presented in Item 7 of this report include those of DOBI Medical Systems prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

         For accounting purposes DOBI Medical Systems was the acquirer in the reverse merger transaction, and consequently the transaction is treated as a recapitalization of the company. DOBI Medical's financial statements are the historical financial statements of the post-merger entity, DOBI Medical International.

OVERVIEW

         We are a development-stage company with no significant revenues to date. Our goal is to establish our ComfortScan(R) system as the new standard of breast imaging diagnostic care in the United States and international medical communities. We are in the process of seeking Premarket Approval (PMA) from the FDA for our ComfortScan system as an adjunct to mammography. We have successfully completed four of the five required steps in the PMA process, and anticipate submitting updates to the first four modules and submit the pivotal PMA clinical trial research study of the fifth module.

         During 2004, Released Comfortscan Version 1.0, renewed our CE Mark, maintained FDA and quality systems standards, invested in production-level tooling, established a manufacturing facility compliant with good manufacturing practices, received our FDA export certificate, finalized agreements with several international distributors in select countries in Latin America, Europe and the Asia-Pacific regions, verified and validated our first release of the ComfortScan system, and sold and shipped 12 revenue-producing production level ComfortScan investigative units to international markets for the purpose of conducting local clinical regulatory and marketing studies. In addition, our PMA clinical trial protocol was accepted by the FDA, we delivered and installed our ComfortScan system in our first three PMA sites, and we commenced the collection of patient scan data pursuant to our PMA clinical trial protocol.

         In 2005, we expanded the number of clinical sites participating in our PMA clinical trial to 23 sites, with an enrollment capacity of more than 200 patients per month. To date, we have enrolled more than 1,200 patients. Clinical data recently collected from non-PMA sites in connection with the release of ComfortScan version 2.0 have indicated that, if the Company's current PMA clinical study is modified, there may be an opportunity to demonstrate more accurate results in pre-menopausal women. Consequently, the Company plans to discuss possible changes to its current clinical study protocol with the FDA. In the event the FDA concurs with this approach, it may be necessary to enroll additional patients in its clinical study, thus extending the enrollment phase of the study into the third quarter of 2006. We estimate that it will then take approximately 90 days after the PMA enrollment and blinded physician reads are completed to submit the PMA analysis and results to the FDA for its approval, which cannot be assured.

         Also, during 2005, we have signed agreements with an additional five international distributors, and delivered four investigational ComfortScan systems to distributors in order to commence local clinical studies. We do not rely on any one particular agreement of distributor at this time. To date, we have commenced a number of clinical studies in international locations and we continue to expand the number of clinical studies. The purposes include generating publishable clinical data concerning the efficacy of the ComfortScan system, obtaining patient data for the continued development of the ComfortScan system, and obtaining local regulatory approvals. Furthest along in these efforts is our clinical study in Beijing, China, where the patient recruitment and data collection process was recently completed. Following this, we provided detailed image interpretation training for three Chinese physicians who participated in a blinded read of all the cases. The initial documentation of this study has been submitted for review by the Chinese State Food and Drug Administration (SFDA), China's medical device approving authority. We expect to meet with the SFDA in the near future to discuss questions it may have regarding our ComfortScan system and the results of this study. After a full review by the SFDA of all relevant data, the SFDA will determine whether to grant approval for the sale of ComfortScan systems in China. However, this approval cannot be assured.

         In January 2006 we released ComfortScan version 2.0. The Windows(R)-based, ComfortScan 2.0 software suite consists of three individual elements, including ComfortScan acquisition software for patient data acquisition, ComfortNet(TM) for image database management, and ComfortView(TM) for image processing and display, allowing for reading and diagnostic interpretation by physicians. Highly sophisticated imaging processing and display capabilities make the image data available to physicians for reading in near real time, facilitating the diagnostic process. However, we need to improve diagnostic specificity through continued refinement of ComfortScan reading rules and more physician training on those reading rules before the PMA submission to the FDA.

         We will continue to seek distribution alliances in international markets in order to seek local regulatory approval and to acquire patient scans for use in our research and development efforts.

         We have generated insignificant ComfortScan system revenues to date, and therefore can draw no conclusions regarding the seasonality of our business.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. We are currently a development stage enterprise and, as such, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing. We have yet to generate a positive internal cash flow, and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

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

         Clinical program expenses consist of compensation, benefits and related expenses for personnel engaged in clinical related activities, including our PMA trial. These expenses also include costs of developmental studies, consultants, and that portion of travel and general corporate expenses allocated to that department.

         Sales and marketing expenses consist of compensation, benefits and related expenses for personnel engaged in sales, marketing, and related business development activities. These expenses also include consultants, printing of promotional materials, trade shows and that portion of travel and general corporate expenses allocated to that department.

         We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carry forwards. We have established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. We believe it is more likely than not that we will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $8,700,000 is provided.

         As of December 31, 2005, we have approximately $22,000,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2025. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited in the event of a change in control.

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

RESULTS OF OPERATIONS

COMPARISON OF 12 MONTHS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

         Revenues for the year ended December 31, 2005 were approximately $303,000, compared to $321,000 for the prior year, a decrease of approximately 6%. Although we are shipping revenue producing ComfortScan systems, they are investigational units primarily being used for clinical trials. As a result, these systems have been discounted and do not reflect the expected revenues per unit once approvals are obtained.

         Cost of sales increased over the prior year by approximately $467,000, or 122%, for year end December 31, 2005, to approximately $851,000. Our manufacturing facility was established during the third quarter of 2004 and reflected only a partial year's cost, whereas a full year of the cost to operate these facilities are included for the year ended December 31, 2005.

         Research and development expenses increased approximately $382,000, or 20%, from $1,957,000 to approximately $2,340,000 for the 12 months ended December 31, 2005 compared to the prior year. Approximately $215,000 in production and production facility costs that were within the research and development group in 2004 have been reassigned to manufacturing. We expended approximately $674,000 more for the year ended December 31, 2005 compared to the prior year for additional personnel and consulting services in connection with the continued development of the ComfortScan system. In addition, we expended an additional $128,000 over the prior year's corresponding period to obtain clinical scans solely for research and development purposes and reduced prototype development expenditures by $158,000.

         General and administrative expenses increased approximately $1,089,000, or 51%, from $2,147,000 to approximately $3,236,000 for the year ended December 31, 2005 compared to same period in the prior year. This increase was primarily due to higher personnel costs, including other compensation to the Chief Executive Officer totaling $125,000 and a performance bonus to the Chief Financial Officer of approximately $48,000 and other payroll of approximately $270,000 related to the increase in staffing and consulting costs of approximately $130,000. In addition, our legal costs increased approximately $625,000 over the same period last year, principally to defend us against the legal proceedings described under the heading "Legal Proceedings" above.

         Clinical program expenses increased approximately $2,429,000, to $3,358,000, for the 12 months ended December 31, 2005 compared to the prior year due to the expansion of the PMA clinical trials related to our applying for FDA approval for the ComfortScan system at its conclusion. The PMA clinical trial costs totaled $2,634,000 during the year ended December 31, 2005. Costs included equipment costs, site costs, consulting costs, and travel expenses.

         Sales and marketing expenses of approximately $1,349,000 for the twelve months ended December 31, 2005 reflect a decrease of approximately $570,000 compared to the prior year's expenditures. This was primarily due to the decreased costs of approximately $685,000 in investor relations programs and personnel costs of approximately $166,000. This was offset by increases in the cost of marketing programs of approximately $318,000, of which approximately $260,000 was devoted to our efforts in opening up the China market.

         Interest expense for the twelve months ended December 31, 2005 and 2004 consisted of minor financing of operational costs.

         We obtained a corporation business tax benefit certificate pursuant to New Jersey law which allows the sale of unused state net operation losses. For the year ended December 31, 2005, we recorded a benefit of $280,889.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception through private issuances of equity securities, generating approximately $38,500,000 and $33,000,000 in gross and net proceeds to date, respectively, described chronologically below.

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

         In July 2004, we completed the private placement of approximately 5.16 million in shares of our Series A preferred convertible stock and associated warrants. The shares of Series A preferred stock sold in the private placement carry a dividend of 8% per year and were initially convertible into 2,580,667 shares of common stock. We also issued four-year investor warrants to purchase 2,580,667 shares of common stock at an exercise price of $3.00 per share. In connection with the closing of the second tranche of the December 2003 private placement and the March 2005 private placement, the number of common shares into which the Series A preferred stock is convertible was increased to approximately 3,839,496 shares, reflecting anti-dilution adjustments.

         At the closing of the performance milestone-based second tranche in December 2004, we issued 6,000,002 shares of common stock at a price of $.50 per share, generating gross proceeds of approximately $3,000,000. In that connection, we issued three-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.54 per share.

         On March 30, 2005, we completed a private placement of 21,000,000 shares of our common stock at a price of $0.50 per share, and warrants to purchase 10,500,000 shares of our common stock at an exercise price of

$0.75 for the first 5,250,000 warrant shares and $1.25 for the next 5,250,000 warrant shares, resulting in aggregate gross cash proceeds of $10,500,000 and approximate net cash proceeds of $9,665,000.

         As of December 31, 2005 we had cash and cash equivalents of approximately $2,312,000. Net cash used in operating activities during the twelve months ended December 31, 2005 totaled approximately $9,636,000, and capital expenditures totaled approximately $176,000. For 2006, we have no significant capital expenditure commitments. We expect net cash used in operating activities for 2006 to be approximately $10,500,000, which includes approximately $2,500,000 in PMA clinical trial project costs and approximately $3 million in research and development costs, including $1,100,000 in costs associated with the continued development of a screening version of our ComfortScan breast imaging system.

         We are a development stage enterprise and, as such, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing. We have yet to generate a positive internal cash flow, and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

         In the event that we are unable to obtain debt or equity financing or we are unable to obtain financing on terms and conditions that are acceptable to us, we may have to cease or severely curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern. So far, we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so.

                                  RISK FACTORS

An investment in our common stock involves a high degree of risk. This annual report contains forward-looking statements that involve risks and uncertainties, such as statements relating to our objectives, expectations and intentions. The cautionary statements made in this report should be read as applicable to all forward-looking statements wherever they appear. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report, all of which you should carefully consider before you decide to buy our common stock. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer and actual results may differ materially. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

         WE ARE A DEVELOPMENT STAGE COMPANY WITH INSIGNIFICANT REVENUE TO DATE AND ARE DEPENDENT ON A SINGLE PRODUCT THAT IS STILL IN DEVELOPMENT AND WHICH, IF WE ARE NOT SUCCESSFUL, CAN HAVE A DETRIMENTAL EFFECT ON THE LONG-TERM CAPITAL APPRECIATION OF OUR STOCK.

         We currently offer only one product, the ComfortScan system, and anticipate that this product will account for substantially all of our revenues, if any, for the foreseeable future. For the fiscal year ended December 31, 2005, we incurred a net loss of $10,431,066 and, as of December 31, 2005, had an accumulated deficit of $34,182,028 and stockholders' equity of $1,910,882.

         OUR INDEPENDENT PUBLIC ACCOUNTING FIRM INCLUDED A "GOING CONCERN" EXPLANATORY PARAGRAPH IN EACH OF ITS AUDIT REPORTS FOR THE LAST FOUR YEARS, RAISING DOUBT ABOUT OUR ABILITY TO CONTINUE.

         A "going concern" explanatory paragraph was included by our independent public accounting firm for the year ended December 31, 2005, and in each of the audit reports for DOBI Medical Systems for the last four years as a result of the risk surrounding our ability to continue in existence as a development stage company with no revenues and recurring losses and negative cash flows from operations. These conditions raise substantial doubt about our ability to continue as a going concern.

         WE WILL HAVE TO SECURE ADDITIONAL FINANCING IN 2006 AS WE DO NOT HAVE ADEQUATE CASH TO COMPLETE THE FDA PMA PROCESS AND COMMERCIALIZE OUR COMFORTSCAN SYSTEM.

         In order to complete the submission of our FDA PMA Module 5 of our clinical research trial study and continue our research and development towards releasing the ComfortScan system as an approved FDA medical device for commercial sale as an adjunct to mammography, we currently estimate that we will need approximately $10 million in 2006. Thus, we need to secure additional financing. We may be unable to obtain financing on satisfactory terms or in a timely fashion. If we do obtain additional financing, it will be dilutive to stockholders, and may involve restrictions on our ability to pay dividends on our capital stock or the manner in which we conduct our business. We currently have no firm commitments for any additional financing, and there can be no assurance that any such financing will be available to us or that adequate funds for our operations will be available when needed or on terms attractive to us. The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and development, manufacturing, and clinical trials, or cause us to cease our operations altogether.

         WE MAY NEED TO INCREASE OUR AUTHORIZED SHARES OF COMMON STOCK IN ORDER TO COMPLETE THE ADDITIONAL FINANCING IN 2006 NECESSARY TO COMPLETE THE FDA PMA PROCESS AND COMMERCIALIZE OUR COMFORTSCAN SYSTEM. IF WE FAIL TO OBTAIN STOCKHOLDER APPROVAL FOR THIS, WE WILL LIKELY HAVE TO DISCONTINUE OPERATIONS.

         Unless our stock price increases substantially, in order to continue to finance our operations we will need to seek stockholder approval to obtain additional authorized shares of common stock as we only have approximately 28 million authorized but unissued shares remaining out of our current 140 million authorized shares of common stock on a fully diluted basis. It is anticipated that we will seek stockholder approval of up to an additional 100 million shares. If the stockholders fail to approve additional authorized shares, we will be unable to continue to finance our operations and will likely have to discontinue operations.

         THE COMMERCIALIZATION OF OUR COMFORTSCAN SYSTEM AS AN ADJUNCT TO MAMMOGRAPHY IN THE UNITED STATES IS SUBJECT TO FDA APPROVAL. IF WE FAIL TO OBTAIN SUCH APPROVAL, WE WILL NOT BE ABLE TO SELL IT IN THE UNITED STATES, AND THUS OUR FUTURE REVENUES WILL BE NEGATIVELY IMPACTED.

         Our ComfortScan system is an investigational device. As such, we cannot sell the ComfortScan system in the United States and some markets internationally without FDA approval and/or local regulatory approval. Clinical trial testing for our fifth and final FDA premarket approval commenced in late 2004. FDA approval for our ComfortScan system as an adjunct to mammography, including any updates that may be required to the four modules previously accepted by the FDA, should be in 2007. Final FDA approval is contingent upon the timely execution of our clinical trial and successful trial outcomes that meet the FDA clinical trial protocol as accepted by the FDA, and any other requirements that the FDA may subsequently request. There can be no assurance that the clinical trial will be executed in a timely fashion, that the outcomes will meet the accepted protocol, that the FDA will not require further data and supporting evidence, that FDA approval of the ComfortScan system will be received or, if received, that it will be received within the time frames that we estimate. If we or the FDA fail to meet these time frames, we will either seek additional funds or discontinue operations. In addition, the FDA enforces its quality system regulations through pre-approval and post-approval inspections. If we are unable to pass any of these inspections, the FDA could suspend or terminate our clinical trials. The FDA also retains jurisdiction over post-approval market surveillance and medical device reporting. If it is at any point determined by the FDA that our manufacturing practices and document control quality standards, or the ComfortScan system itself, are deficient, the FDA could suspend or withdraw its pre-market approval.

         WHILE ATTEMPTING SALES TO INTERNATIONAL MARKETS WHERE FDA APPROVAL IS NOT REQUIRED, WE WILL NEED TO COMPLY WITH ANY APPLICABLE LOCAL FOREIGN QUALIFICATIONS FOR SALE IN SUCH MARKETS, WHICH ARE UNFAMILIAR TO US AND SOMETIMES DIFFICULT TO OBTAIN.

         Unless and until we receive FDA approval, we will be wholly dependent on international sales of our ComfortScan system to those markets where FDA approval is not required or local approval has been obtained. We have a number of clinical trials pending in several countries, however, we have not yet received any approvals. Such dependence will expose us to foreign and political risks, including the burden of complying with a variety of quality system regulations and other foreign regulatory requirements as well as currency exchange rate fluctuations, any of which could result in lower sales or profits. International sales will be an important aspect of our growth strategy in 2006 and beyond. The time required to obtain approval for international sales may be longer or shorter country by country than that required for FDA approval, and each country's requirements may differ significantly. We have limited experience in international markets. Among other requirements, we will need to enter into additional distribution partnerships in international markets and further develop our independent distribution network outside the United States. Our re-certification audits for compliance with ISO 9000:2000, ISO 13485: 2003 CAN/CSA ISO 13485, and our renewal of our CE Mark, UL certificate and FDA Export Certificate for our ComfortScan system are necessary for international sales, together with compliance with any local regulations. There is no assurance that we will be able to successfully penetrate markets outside the United States. Our reliance on international sales will expose us to related risks and uncertainties, which include:

     o Maintaining quality regulation systems so as to ensure compliance with applicable industry and FDA requirements to export outside the United States, all of which we must maintain in order to sell our products in the European Union and other foreign countries that do not require FDA approval;

     o   Complying with differing foreign and domestic regulatory requirements;

     o   Export and trade restrictions and changes in tariffs;

     o   Import and export license requirements and restrictions;

     o   Dependence on independent distribution partners;

     o   Difficulties in shipping to international markets;

     o   Difficulties in staffing and managing international operations;

     o   Difficulties in collecting receivables and longer collection periods;
         and

     o Fluctuations in currency exchange rates.

         The primary regulatory authority in Europe is the European Union, which currently consists of 25 member countries encompassing most of the major economies of Europe. The European Union has adopted numerous directives and standards regulating the design, manufacturing, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear a CE Mark, indicating that the device conforms to the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout the European Union, subject to any additional local regulations as outlined above. Our CE Mark, FDA Export Certificate and UL Certificate subject us, our ComfortScan system, our manufacturing processes, quality systems and facilities to comprehensive inspections from time to time. If we failed or had a material deficiency, we could lose any one or all of these marks and certificates, and consequently the right to market and sell our ComfortScan system in European Union countries and those other countries where exportation of an unapproved medical device is permitted under FDA regulations.

         OUR SUCCESS DEPENDS ON CONTINUED PRODUCT DEVELOPMENT OF OUR COMFORTSCAN SYSTEM, INCLUDING IMPROVING THE SPECIFICITY AND THE PHYSICIAN READING RULES FOR THE FDA PMA SUBMISSION.

         We have a continuing research and development program designed to enhance and improve our ComfortScan 2.0 system and to develop new applications in the areas of therapy monitoring and screening. We are expending significant resources on these programs. The successful development of our products and product enhancements are subject to numerous risks, both known and unknown, including:

     o Inability to improve specificity and physician reading rules for the PMA submission to the FDA;

     o   Unanticipated delays;

     o   Lack of access to capital;

     o   Budget overruns;

     o   Technical problems; and

     o Other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of our ComfortScan system and related product enhancements, including changes requested by the FDA.

         Given the uncertainties inherent with product development and introduction, we cannot assure that any of our product development efforts will be successful on a timely basis or within budget, if at all. Our failure to develop product enhancements and new applications for our ComfortScan system on a timely basis or within budget could harm our business and prospects.

         OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE TO VERIFY AND VALIDATE ENHANCEMENTS AND IMPROVEMENTS TO OUR DESIGNS, MANUFACTURING PROCESSES AND CLINICAL TESTING RELATED TO OUR COMFORTSCAN SYSTEM IN ACCORDANCE WITH QUALITY SYSTEM REGULATIONS.

         Verification and validation (as defined and described in 21 Code of Federal Regulations, Part 820) are part of the quality system regulations intended to ensure that finished devices will be safe and effective and otherwise in compliance with the United States Federal Food, Drug and Cosmetic Act of 1976, ISO 13485:2003 and CE Mark. In January, 2006, after successful completion of verification and validation testing in accordance with current quality systems regulations, and with outside, independent physicians as readers blinded to patient pathology reports, we released version 2.0 ComfortScan system as an investigational device. In 2005, we sold and shipped four revenue producing, production level version 1.0 ComfortScan investigational systems to international distributors for conducting local clinical studies. In January 2006, we released version 2.0 of our ComfortScan system as an investigational device as an adjunct to mammography. We believe that further enhancements and improvements will increase physician adoption and sales for our medical device, but we have not yet demonstrated this by actual sales.

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

         EXISTING OR NEW COMPETITORS MAY DEVELOP COMPETING OR SUPERIOR DIAGNOSTIC TECHNOLOGIES THAT COULD RESULT IN OUR SYSTEM BECOMING OBSOLETE AND NO LONGER IN DEMAND.

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

         We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our technology. Despite these precautions, unauthorized third parties may infringe copy or reverse engineer portions of our technology. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. In addition, we have obtained or applied for corresponding patents and patent applications in several foreign countries for some of our patents and patent applications. There is a risk that these patent applications will not be granted or that the patent or patent application will not provide significant protection for our products and technology. Our competitors may independently develop similar technology that our patents do not cover. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our technology. While we generally obtain confidentiality agreements before disclosing proprietary, non-public information to third parties, such agreements may be difficult to enforce in certain domestic and foreign jurisdictions. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as United States intellectual property laws. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

         OUR BUSINESS COULD BE HARMED IF WE INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         There has been substantial litigation in the medical device and related industries regarding patent and other intellectual property rights. While we know of no threatened or pending infringement claims against us, it is possible that we may in the future be notified that we may be infringing intellectual property rights possessed by third parties, and we may be forced to expend substantial resources to defend any such claims.

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

         IF OUR COMFORTSCAN SYSTEM IS APPROVED FOR SALE AS AN ADJUNCT TO MAMMOGRAPHY TO END USERS IN THE U.S OR OTHER COUNTRIES, WE MAY BE DEPENDENT ON THIRD PARTY REIMBURSEMENT FOR MARKET ACCEPTANCE OF OUR PRODUCTS. FAILURE OF THIRD PARTY PAYERS TO PROVIDE APPROPRIATE LEVELS OF REIMBURSEMENT FOR USE OF OUR PRODUCTS COULD HARM OUR BUSINESS AND PROSPECTS.

         Sales of medical products largely depend on the reimbursement of patients' medical expenses by government healthcare programs and private health insurers. The costs of our products are substantial, and market acceptance of our products depends upon our customers' ability to obtain appropriate levels of reimbursement from third-party payers for use of our products. In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for mammography, ultrasound and other imaging and diagnostic procedures. The actual reimbursement amounts are determined by individual state Medicare carriers and, for non-Medicare and Medicaid patients, private insurance carriers. There are often delays between the reimbursement approvals by CMS and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. The use of our products outside the United States may also similarly be affected by reimbursement policies adopted by foreign regulatory and insurance carriers. A reduction or other adverse change in reimbursement policies for the use of our products could harm our business and prospects.

         At this time, it is premature to seek CMS rembursement levels for our ComfortScan system as it is still an investigational medical device. Hence, since it is not approved for sale to end uses as a medical device, it has not been approved anywhere for reimbursement by government or private payers.

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

         OUR DELAY OR INABILITY TO OBTAIN ANY NECESSARY UNITED STATES OR FOREIGN REGULATORY CLEARANCES OR APPROVALS FOR OUR PRODUCTS COULD HARM OUR BUSINESS AND PROSPECTS.

         Our ComfortScan system is a medical device that is the subject of a high level of regulatory oversight both in the U.S and in many foreign countries. Our delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals could harm our business and prospects. The process of obtaining clearances and approvals can be costly and time-consuming.

         There is a risk that any approvals or clearances, once obtained, may be withdrawn or modified. Medical devices cannot be marketed in the United States without clearance or approval by the FDA. Medical devices sold in the United States must also be manufactured in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packing, storage and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacture, sale and use of medical devices.

         WE INTEND TO SELL OUR COMFORTSCAN SYSTEM IN CERTAIN FOREIGN COUNTRIES, WHICH EXPOSES US TO A NUMBER OF DIFFICULTIES IN COORDINATING OUR INTERNATIONAL ACTIVITIES AND DEALING WITH MULTIPLE REGULATORY ENVIRONMENTS.

         We intend to market and sell our ComfortScan system to customers in foreign countries, subject to our compliance with local regulations. Our business may be harmed by difficulties in obtaining qualified distributors and managing operations in multiple locations, greater difficulties in obtaining letters of credit and trade accounts receivable collection, possible adverse tax consequences; governmental currency controls; changes in various regulatory requirements, political and economic changes and disruptions, export/import controls, and tariff regulations.

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

         PROPOSED HEALTHCARE REFORMS AND OTHER REGULATORY CHANGES COULD EFFECTIVELY PRECLUDE SOME CUSTOMERS FROM USING OUR COMFORTSCAN SYSTEM, WHICH COULD NEGATIVELY IMPACT PHYSICIAN ADOPTION AND PATIENT USE OF OUR COMFORTSCAN SYSTEM.

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

RISKS RELATED TO OUR COMMON STOCK

         OUR COMMON STOCK IS QUOTED IN THE OVER-THE-COUNTER MARKET AND CONSIDERED A "PENNY STOCK," MAKING IT DIFFICULT TO SELL WHEN DESIRED.

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

         Our officers, directors and principal stockholders control approximately 38% of our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

         INVESTORS SHOULD NOT ANTICIPATE RECEIVING CASH DIVIDENDS ON OUR COMMON STOCK.

         We have never declared or paid any cash dividends or distributions on our common stock. While we currently pay an 8% per year dividend on our series A preferred convertible stock, we intend to retain our future earnings to support operations and to finance expansion, and therefore, we do not anticipate paying any dividends on our common stock in the foreseeable future.

         CERTAIN EXISTING AND ALL FUTURE STOCKHOLDERS WILL SUFFER DILUTION, AND POTENTIALLY A REDUCTION IN THE VALUE OF THEIR INVESTMENT, IF WE SELL ADDITIONAL SHARES OF OUR COMMON STOCK OR SECURITIES CONVERTIBLE INTO OUR COMMON STOCK AT A PRICE OR CONVERSION PRICE LOWER THAN $1.31 PER COMMON SHARE.

         In connection with our July 2004 private placement, we granted to the private placement investors "weighted average" anti-dilution protection with respect to the series A convertible preferred stock acquired by these investors. The anti-dilution provisions are triggered by a subsequent stock offering by us within two years of the closing of the July 2004 private placement at a lower price per share than the protected price level ($1.31 per share) and take into account both the lower price and the number of shares issued at the lower price.

         In connection with our March 2005 private placement, we granted to the private placement investors "weighted average" anti-dilution protection with respect to the common shares purchased by them. The anti-dilution provisions are triggered by a subsequent stock offering by us within one year of the closing of the March 2005 private placement at a lower price per share than the protected price level ($.50 per share) and take into account both the lower price and the number of shares issued at the lower price.

         OUR STOCK PRICE IS VOLATILE.

         The market price of our common stock has been, and may continue to be, highly volatile. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including: announcement and rumors of developments related to our business or industry in which we compete, quarterly fluctuations in our actual or anticipated operating results or orders for devices, general conditions in the worldwide economy, announcements of technological innovations; new products or product enhancements by us or our competitors, development in patents or other intellectual property right and litigation, and development in our relationships with our customers, suppliers, and distributors.

         In addition, in recent years the stock market in general and the markets for shares of small capitalization and "high-tech" companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock, and the market price of our common stock may decline.

ITEM 7.  FINANCIAL STATEMENTS.

         Our audited financial statements for the year ended December 31, 2005 are included as a separate section of this Annual Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2005.

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

ITEM 8A.  CONTROLS AND PROCEDURES.

         As of December 31, 2005 and within 90 days prior to the date of this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that there was no reasonably apparent deficiency in our disclosure controls and procedures such that the controls and procedures should not be expected to operate effectively. We are not aware of any significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of such controls by us.

ITEM 8B.  OTHER INFORMATION.
         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS.

DIRECTORS AND EXECUTIVE OFFICERS

         Each Director holds office until our next annual meeting of our stockholders or until his death, resignation or removal, if earlier. The following table shows the positions held by our board of directors and executive officers, and their ages as January 23, 2006:

NAME                                AGE       POSITION
----                                ---       --------
Robert B. Machinist                 53       Chairman of the Board
Phillip C. Thomas                   57       Co-Founder, Chief Executive Officer
                                              and Director
David H. Clarke                     64       Co-Founder and Director
Brad Baker                          46       Director
Steve M. Barnett                    64       Director
William Li, M.D.                    43       Director
Webb W. Turner                      68       Director

NAME                                AGE       POSITION
----                                ---       --------

Michael R. Jorgensen                53       Executive Vice President and Chief
                                              Financial Officer

         ROBERT B. MACHINIST became a director of DOBI Medical Systems in October 2003 and became a member of our board in December 2003. Mr. Machinist has served as Chairman, CEO, and managing partner of MB Investment Partners in New York since August, 2004. From March 2002 through January 2006, he was a managing partner of M Capital, LLC, a private equity investment firm based in Rye, New York. From November 1998 to December 2001, Mr. Machinist served as Managing Director and Head of Investment Banking for the Bank of New York and its Capital Markets division. Mr. Machinist received a B.A. degree from Vassar College and did graduate work at the Weizmann Institute in Rehovot, Israel. He is the Chairman of the American Committee for the Weizmann Institute of Science and a member of its International Board of Governors. Mr. Machinist is also a member of the board of directors of Traffix, Inc., a NasdaqNM on-line marketing and advertising company, as well as a member of the board of directors of Deerfield Triarc Capital Corp.

         PHILLIP C. THOMAS is co-founder, a member of our board and our Chief Executive Officer since the inception of DOBI Medical International, Inc. Prior to this time, Mr. Thomas was Chief Executive Officer and a director of DOBI Medical Systems since December 1999; for more than one year prior thereto, he was the Chief Executive Officer of Dynamics Imaging, Inc., a Delaware corporation from which DOBI Medical Systems acquired the early forms of the DOBI Medical technology and its other non-financial assets. Over the past 25 years, Mr. Thomas has served in a number of public and private high technology senior executive positions. From 1992 to 1997, Mr. Thomas was the Chief Executive Officer for Medication Delivery Devices, Inc. ("MDD"), a medical device start-up. MDD was sold to Baxter Healthcare in 1997, approximately four years after its inception. Mr. Thomas received his B.A. degree from Brigham Young University and has completed executive development courses at Harvard Business School and Stanford Business School.

         DAVID H. CLARKE is a co-founder of DOBI Medical and became a member of our board in December 2003. Mr. Clarke had been a director of DOBI Medical Systems since December 1999. Mr. Clarke is the controlling stockholder of Lake Worth Ventures, Inc., which was the largest stockholder of DOBI Medical Systems and, as a result of the merger, is our largest single stockholder. Since 1995, Mr. Clarke has been the Chairman and Chief Executive Officer of Jacuzzi Brands, Inc, a New York Stock Exchange-listed company. Prior to joining Jacuzzi Brands, Mr. Clarke was Deputy Chairman and Chief Executive Officer of Hanson Industries, Inc., as well as Vice Chairman of Hanson plc. Mr. Clarke also serves on the Board of Fiduciary Trust Company International and serves as an Advisory Director for Sterling Financial Group of Companies, Inc., an investment banking firm which served as the placement agent in the private placement which we completed in connection with the reverse merger and served DOBI Medical Systems as placement agent in four previous private placements. Mr. Clarke also serves on the board of United Pacific Industries Limited, a manufacturing company listed on the Hong Kong stock exchange.

         BRAD BAKER joined the DOBI Medical Systems board of directors in October 2003 and became a member of our board in December 2003. From April 2000 to February 2002, Mr. Baker served as head of the online division of Sterling Financial Investment Group, an investment company banking firm which served as the placement agent in the private placement which we completed in connection with the merger. From September 1989 to January 1990, Mr. Baker served as Corporate Secretary and one of four members of the Executive Board of the Resolution Trust Corporation Oversight Board, a federal agency formed to restructure and reorganize the thrift industry. In 1988 to 1989, Mr. Baker served as a White House Fellow.

         STEVE M. BARNETT joined the DOBI Medical Systems board of directors in April 2005. He is an investor in, as well as an advisor to senior management of, marketing, manufacturing and distribution companies on improving operations. For more than two decades, Mr. Barnett has been President and Chairman of CDC, Inc. whose principal activity is the acquisition and management of small- to mid-sized manufacturing and distribution companies. Since April 2000, Mr. Barnett has served as a Director and Chairman of the Audit Committee of UCN, Inc., a technology-based telephone company specializing in automated call distribution and call-center management, including a wide range of long distance, data transmission and related communication services. As well, since October 2004, Mr. Barnett has served as a Director of Medis Technologies Ltd., a company specializing in advanced technology regarding unique fuel cell power packs for portable electronic devices. Mr. Barnett has also served as an advisor to senior management of Grayhill, Inc., a manufacturer of electrical systems, since May 1993, and Joseph A. Freed & Associates, a national real estate development company, since June 1998. He has been a Director of Bank Leumi USA since October 2001. He has also served as Vice-Chairman of the Board and Director of Chicago's Jewish

Federation since 1997 and as a member of the Board of Governors for the Reconstructionist Rabbinical College since 2003. Mr. Barnett received a J.D. degree from the University of Chicago Law School and holds a bachelor's degree in Chemistry and Biology from Carleton College.

         WILLIAM LI, M.D. joined the DOBI Medical Systems board of directors in October 2003 and became a member of our board in December 2003. Dr. Li is also a member of our Scientific Advisory Board. Dr. Li is a co-founder of the Angiogenesis Foundation in Cambridge, Massachusetts, of which he has been the President since April 2000 and Medical Director since December 1994. Dr. Li has extensive expertise in the field of angiogenesis and its therapeutic development and clinical applications. He trained with Dr. Judah Folkman, who pioneered the field of angiogenesis research. Through the Angiogenesis Foundation, Dr. Li has worked in association with the National Institutes of Health, and other major governmental and academic institutions, and industry leaders on angiogenesis-related programs. Dr. Li received his M.D. degree from University of Pittsburgh School of Medicine. He completed his clinical training in internal medicine at the Massachusetts General Hospital in Boston. Dr. Li has also served on the faculties of Harvard Medical School, Tufts University School of Veterinary Medicine and Dartmouth Medical School.

         WEBB W. TURNER joined the DOBI Medical Systems board of directors in June 2000 and became a member of our board in December 2003. Mr. Turner is the Chairman of the Board of Dynamics Imaging, Inc. Since November 2003, Mr. Turner has been self employed as a financial consultant. From July 2003 to October, 2003, Mr. Turner was Senior Area Manager for International Profit Associates, a Chicago-based management consulting firm. From September 1998 to May 2001, Mr. Turner was a consultant with Spencer Trask & Company, an investment banking firm. Mr. Turner has over 15 years' experience with investment banking firms, and 17 years' as the chief executive officer and chief financial officer of seven furniture manufacturing companies. Mr. Turner holds an A.B. degree in economics from Duke University.

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

         Significant Employees

         Our other significant employees include:

         SAL LUCIA, 55, joined us as Director, Operations, in December 2003. Mr. Lucia was a private consultant from September, 2002, and from 1994 to September, 2002, he served as Director of Operations for Lorad, a subsidiary of Hologic Corporation, a medical device imagining where he directed manufacturing operations. Prior to this, he held management positions with several industry leading firms, including Unimation, a division of Westinghouse. Mr. Lucia has over 20 years' operational experience in the medical imaging and capital equipment industries. He holds a BA in Economics from Clemson University and is past president and current board member of the National Association of Purchasing Management, Seven Counties Affiliate.

         FRANK M. PUTHOFF, 60, joined DOBI Medical Systems as General Counsel in February 2003 and became General Counsel and Secretary of DOBI Medical International, Inc. in December 2003. Mr. Puthoff was Executive Vice President, Chief Legal Officer and Secretary of ProxyMed, Inc., a healthcare claims electronic transaction NasdaqNM public company, from 1996 to 2001. From 1994 to 1996, he was Vice President, General Counsel and Secretary for Miami Subs Corporation, a NasdaqNM public company. Prior to this, he held executive positions with Ground Round Restaurants, Inc. a NasdaqNM public company and an affiliate of Hanson PLC, PepsiCo, Inc. and Marriott Corporation. He holds a B.A. degree in Philosophy from Borromeo College, a J.D. degree from the University of Toledo, and an M.A. degree from Barry University. He is a licensed attorney in Ohio, New Jersey, and the District of Columbia.

         A. ROBERT SOHVAL, PH.D., 56, joined us as Vice President, Research and Development in March 2004. Dr. Sohval has worked in the diagnostic imaging industry for more than 25 years and has held executive leadership positions in several private and public companies. Dr. Sohval has been involved in system design and product development of innovative digital radiography detectors, advanced breast imaging systems, and high performance CT scanners, and holds 10 patents in medical imaging. He received a B.S. degree and Ph.D. in Physics from Massachusetts Institute of Technology and has completed the Advanced Management Program at the Harvard Business School.

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

BOARD COMMITTEES

         AUDIT COMMITTEE. The Audit Committee of our board of directors consists of Brad Baker, Chairman, and Robert Machinist and Steve Barnett as committee members. The board determined that Mr. Baker and Mr. Barnett each are "financially sophisticated" and an "audit committee financial expert," as those terms are defined by the American Stock Exchange ("Amex") Section 121 of its Company Guide and by Regulation S-B of the Securities Exchange Act of 1934, respectively. Our Audit Committee is composed of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment and who possess an understanding of financial statements and generally accepted accounting principles. Thus, each member is an "independent" director, as that term is defined by Amex and by the regulations of the Securities Exchange Act of 1934. Pursuant to our Audit Committee Charter, which is filed as Exhibit 1 to our 2005 Proxy Statement, our Audit Committee's Charter specifies the scope of the Audit Committee's responsibilities and the means by which it carries out those responsibilities; the outside auditor's accountability to the board and the Audit Committee; and the Audit Committee's responsibility to ensure the independence of the outside auditors, including their recommendations to improve the system of accounting and internal controls.

         COMPENSATION COMMITTEE. The Compensation Committee of the board of directors consists of Webb Turner, Chairman, William Li, M.D. and Steve Barnett. Pursuant to our Compensation Committee Charter, which is filed as Exhibit 99.2 to the 2003 Annual Report, the Compensation Committee is responsible for reviewing and approving the salary and benefits policies, including compensation of our Chief Executive Officer and the other executive officers. Our Compensation Committee also administers the 2000 Stock Incentive Plan as adopted and assumed by us, and recommends and approves grants of stock options under that plan. Mr. Turner, Dr. Li and Mr. Barnett are, in the opinion of our board of directors, "independent" directors, as that term is defined under Amex rules and by the regulations of the Securities Exchange Act of 1934.

         NOMINATIONS AND CORPORATE GOVERNANCE COMMITTEE. The Nominations and Corporate Governance Committee was formed in October, 2004 and consists of Brad Baker, Chairman, and Robert Machinist. Pursuant to the Nominations and Corporate Governance Committee Charter, which is filed as Exhibit 99.1 to our 2004 Annual Report, the Nominations and Corporate Governance Committee is responsible for board member qualification and nomination to the full board as well as matters relating to corporate governance. Both Mr. Baker and Mr. Machinist are, in the opinion of our Board of Directors, "independent" directors, as that term is defined under Amex rules and by the regulations of the Securities Exchange Act of 1934.

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

         Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2005, all filing requirements applicable to our executive officers and directors and greater than 10% shareholders were complied with, except for Lake Worth Ventures, Inc. (two late filings).

CODES OF ETHICS

         Our Code of Ethics for the CEO and Senior Financial Executives and Code of Business Conduct and Ethics were filed as Exhibits 14.1 and 14.2 to our 2003 Annual Report and has been posted on our website www.dobimedical.com.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered to us by our Chief Executive Officer and all other executive officers in such years who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.


                                                                              OTHER ANNUAL        LONG TERM AWARDS
                                                                              COMPENSATION           SECURITIES
                                                                                  ($)                UNDERLYING
NAME AND PRINCIPAL POSITION           YEAR     SALARY($)     BONUS($)             (1)               OPTIONS/SARS
---------------------------           ----     ---------     --------             ---               ------------

Phillip C. Thomas                     2005      260,000         -               125,000                75,000
Chief Executive Officer               2004      248,462         -                  -                      -
                                      2003      210,888       12,231               -                   75,000


Michael R. Jorgensen (2)              2005      200,000       48,325               -                      -
Executive Vice President and          2004      200,000         -                  -                   250,000
Chief Financial Officer               2003      179,428       10,962               -                   387,500


Robert Sohval (3)                     2005      200,000         -                  -                      -
Vice President                        2004      186,539       50,000               -                   500,000
Research and Development              2003         -            -                  -                      -

(1) Other compensation does not include the cost for health and welfare benefits received by the above-named officers. The aggregate amounts of such personal benefits did not exceed the lesser of $50,000 of 10% of the total annual compensation of such officer, other than Mr. Thomas who was paid $125,000 after the completion of the March 30, 2005 financing, per his employment agreement as amended.

(2) Mr. Jorgensen joined us as a consultant in November 2002 and became an employee in February 2003.

(3)  Mr. Sohval joined us in March 2004.


DURING 2005, WE GRANTED STOCK OPTIONS UNDER THE DOBI MEDICAL 2000 STOCK INCENTIVE PLAN TO PURCHASE 2,606,500 SHARES OF COMMON STOCK, INCLUDING THE OPTIONS DESCRIBED IN THE TABLE BELOW.


                                    Number of     Percent of total
                                   securities      options / SARs
                                   underlying          granted          Exercise or
                                 options / SARs     to employees         base price
Name                                 granted       in fiscal year          ($/Sh)           Expiration
----                                 -------       --------------          ------           ----------

Phillip C. Thomas                    75,000              2.9                0.66             3/10/2015
Chief Executive Officer


Michael R. Jorgensen                    0                 0                  0                   -
Executive Vice President and
Chief Financial Officer


Robert Sohval                           0                 0                  0                   -
Vice President
Research and Development


AGGREGATED OPTION / SAR EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 2005 AND FISCAL YEAR END OPTION / SAR VALUES


                                                                          Number of
                                                                          Securities          Value of
                                                                          underlying         unexercised
                                                                         unexercised        in-the-money
                                                                                           options / SARs
                                   Shares                             options / SARs at          at
                                  acquired                                FY-end (#)         FY-end ($)
                                     on                 Value           Exercisable /       Exercisable /
Name                            exercise (#)        realized ($)        Unexercisable       Unexercisable
----                            ------------      - -------------       -------------       -------------

Phillip C. Thomas                     0                   0            296,250 / 81,250         0 / 0
Chief Executive Officer

Michael R. Jorgensen                  0                   0           256,250 / 381,250         0 / 0
Executive Vice President
and
Chief Financial Officer

Robert Sohval                         0                   0           125,000 / 375,000         0 / 0
Vice President
Research and Development


COMPENSATION OF DIRECTORS

         Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on. Commencing January 1, 2004, we pay each non-employee director a retainer fee of $1,000 per quarter, plus a participation fee of $500 for each regular and/or special meeting of the board of directors. We also pay a committee participation fee of up to $250 for each meeting of a committee of the board. Fees are accrued and paid quarterly, in arrears. We will also reimburse each director for reasonable accommodations, coach travel and other miscellaneous expenses relating to each director's attendance at board meetings and committee meetings promptly upon submission of actual receipts to the Chief Financial Officer and approval by the Chairman of the Board and/or the Chief Executive Officer.

         Non-employee directors new to the board are awarded an incentive grant of an option to purchase 250,000 shares of our common stock, and existing non-employee directors were awarded an option to purchase 250,000 shares, except that the Chairman was awarded an option grant for 300,000 shares due to anticipated greater levels of oversight and work effort. Thereafter, upon appointment each new committee chair will receive an initial grant of 50,000 shares. Upon each subsequent annual stockholders' meeting in which a director has been reelected, each non-employee director will be awarded an option to purchase 25,000 shares. Upon reappointment, each committee chairman will be awarded an option to purchase 25,000 shares, and the Chairman of the Board will be granted an option to purchase 75,000 shares. Such option awards will be non-qualified and will have an exercise price equal to the fair market value of the common stock, based on the closing price at the end of trading on the date of the award, vest on the first anniversary date of the grant if the director has continued to serve until that date, and have a term of five years from the date of award. These options will be for our common stock under the same terms as indicated above, subject to any adjustments as may be necessary. Other terms and conditions of the option grants are on the standard terms and conditions as option grants to employees.

         Our Compensation Committee reviews director compensation plan annually, and adjusts it according to then current market conditions and good business practices.

EMPLOYMENT AGREEMENTS

         Phillip C. Thomas, Co-Founder, Director and Chief Executive Officer, entered into an employment agreement with us dated December 9, 2003 to continue serving as Chief Executive Officer for a term of three years through December 8, 2006, with automatic extensions on each anniversary of the commencement date for an additional one year from the then current expiration date under certain conditions. Pursuant to the employment agreement, on November 21, 2005 the Board gave notice that we would not automatically extend his agreement term, and thus Mr. Thomas' employment agreement will expire on December 8, 2006. Mr. Thomas, through his legal counsel, has indicated that he believes his employment agreement expires on December 8, 2007. The matter is currently unresolved. Pursuant to the employment agreement, Mr. Thomas will devote all of his business time and efforts to us and will report directly to the board of directors. The employment agreement provides that as long as Mr. Thomas serves as Chief Executive Officer, the board of directors will nominate him for election to the Board.

         The employment agreement currently provides that Mr. Thomas will receive a fixed base salary at an annual rate of $260,000. On March 10, 2005, Mr. Thomas' employment agreement was amended. For the years 2004 and 2005, he agreed to waive his annual "cost-of-living" increases and his annual incentive bonus which for 2004 would have been $130,000. Mr. Thomas' employment agreement provides that if and upon FDA approval of the ComfortScan system, Mr. Thomas will participate significantly in a bonus pool of $500,000 to key employees as determined by the Compensation Committee.

         Mr. Thomas' employment agreement also provides for termination by us upon death or disability (defined as 180 days of incapacity during any 365 day period) or upon conviction of a felony crime of moral turpitude or a material breach of his obligations to us. In the event Mr. Thomas' contract is terminated by the Company without cause or for disability, he will be entitled to compensation for the greater of two years or the balance of the term, plus health and disability and life insurance. In the event of a "change of control," as that term is defined under Mr. Thomas's employment agreement, all his options shall vest, and if he is terminated three months before or 24 months after such event, he and his spouse shall be entitled, under specified circumstances, to receive health, disability and life insurance benefits for 24 months after such event. If he voluntarily terminates as an employee after 12 months after the change of control, he will be entitled to the same post-termination benefits as if he had been terminated by the acquirer within the first 24 months. Payments made or to be made Mr. Thomas under his employment agreement are not intended to be non-deductible to us by reason of the operation of Section 280G of the Internal Revenue Code of 1986, relating to golden parachute payments. Should any such payment otherwise be taxable to Mr. Thomas, we have agreed to gross up such payments. By amendment to Mr. Thomas' employment agreement, we and Mr. Thomas also agreed to eliminate any payments that may have been due him under his employment agreement upon a change of control event in consideration for a cash payment to Mr. Thomas of $125,000, payable within five business days after the completion of the financing (discussed in Item 6 )and the grant of an option to purchase 75,000 shares of common stock at $0.66, the closing price of our stock on the date this amendment was approved by our board of directors.

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

         Since he first commenced service to us and our predecessors as Chief Executive Officer, our board of directors has also awarded him options to purchase an aggregate of 377,500 shares of common stock under our 2000 Stock Incentive Plan, at exercise prices ranging from $0.66 to $2.31 per share, as adjusted in accordance with the terms of the merger.

         All our other employees are employees at will under law, most of whom would receive separation pay if terminated without cause ranging from one month to 12 months. Separation pay would not be deemed to be material. In November 2004, our board of directors approved a resolution providing that upon a change of control event of the company (as defined our 2000 Stock Incentive Plan, as amended), all options issued pursuant to that Plan will immediately vest.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding the number of shares of our common stock beneficially owned on February 2, 2006 by:

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


                                                                                    PERCENTAGE OF
                                                                                        SHARES
                                                        NUMBER OF SHARES             BENEFICIALLY
                                                       BENEFICIALLY OWNED             OWNED (1)
                                                       -------------------        -------------------
   Lake Worth Ventures, Inc.                             8,310,236                      12.2%
   c/o Mr. David H. Clarke
   777 South Flagler Drive - Suite 1100
   West Palm Beach, FL 33401
   David H. Clarke
   777 South Flagler Drive
   Suite 1112
   West Palm Beach, FL 33401                            10,859,086         (2)          15.9%
   Brad Baker                                             88,000                          *
   Steve M. Barnett                                       50,000                          *
   William Li, M.D.                                       69,500                          *
   Robert B. Machinist                                    810,189                       1.2%
   Phillip C. Thomas                                     3,252,503                      4.9%
   Webb W. Turner
   400 East 50th Street
   New York, NY 10022                                    2,689,003         (3)          4.0%
   Michael R. Jorgensen                                   601,875                         *




                                                                                    PERCENTAGE OF
                                                                                        SHARES
                                                        NUMBER OF SHARES             BENEFICIALLY
                                                       BENEFICIALLY OWNED             OWNED (1)
                                                       -------------------        -------------------

   Martin Solomon
   1643 Brickell Ave.
   Suite 4902
   Miami, FL 33129                                       4,633,636         (4)          6.9%

   Basso Private Opportunity
   Holding Fund and Affiliates (5)
   1266 S. Main Street, 4th Floor
   Stamford, CT 06902                                    4,964,450                      7.3%

   All directors and executive officers as              18,420,156                      27.3%
      a group (8 persons)

         -----------------------------
         *Less than 1% of outstanding shares.


          (1) Based upon 66,391,514 shares of common stock outstanding on January 6, 2006, as calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, this includes shares owned by a spouse, minor children and any entities owned or controlled by the named person. It also includes shares that any named person has the right or option to acquire within 60 days of the date of this prospectus. Unless otherwise noted, shares are owned of record and beneficially by the named person.

          (2) Includes 6,507,721 shares of common stock and warrants and series A preferred stock convertible into 1,802,515 shares of common stock owned by Lake Worth Ventures, Inc., 6,500 shares of common stock owned by affiliates of Lake Worth Ventures, which are controlled by David H. Clarke and stock options to purchase 73,750 shares of common stock granted to David H. Clarke.

          (3) Includes 2,600,003 shares of common stock owned by Dynamics Imaging, Inc. Mr. Turner is the Chairman of the Board of Dynamics Imaging, Inc.

          (4) Includes 1,745,454 shares of common stock and warrants to purchase 486,364 shares of common stock owned by Haslemere Partners LTDA, of which Mr. Solomon is the general partner.

          (5) Basso Capital Management, L.P. or Basso, is the Investment manager to each of Basso Multi-Strategy Holding Fund Ltd. and Basso Private Opportunity Holding Fund Ltd. Howard I. Fischer is a managing member of Basso GP, LLC, the General Partner of Basso, and as such has investment power and voting control over the securities held by each fund. The funds beneficially own a total of 6,430,500 shares or 9.4% of the shares listed in note 1 above.

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

         At the closing of the reverse merger, we entered into an investor relations/public relations services agreement with Strategic Initiatives, Inc. pursuant to which we (i) issued an option to Strategic Initiatives to purchase up to 250,000 shares of our common stock at a price of $1.54, for a term of three years, and (ii) funded approximately $670,000 incurred by Strategic Initiatives during the one-year term of the agreement. Keith A. Ebert, a former director, is a principal of Strategic Initiatives.

         We have no policy with respect to entering into transactions with members of management or affiliated companies. Any non-arm's length transaction we consider will be reviewed and voted on by disinterested members of our board of directors and be in accordance with our certificate of incorporation, by-laws and Delaware law.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

         The exhibits listed in the following Exhibit Index are filed as part of this Annual Report.

EXHIBIT NUMBER   DESCRIPTION
--------------   -----------
      3.1        Certificate of Incorporation (1)

      3.2        By-Laws (1)

     10.1        CEO Phillip C. Thomas' Employment Agreement (2)

     10.2        Amendment to CEO Phillip C. Thomas' Employment Agreement (3)

     10.3        Form of International Marketing, Sales and Services Agreement

     14.1        Code of Business Conduct and Ethics (3)

     14.2        Code of Ethics for CEO and Senior Financial Officers (3)

     21.1        Subsidiaries of DOBI Medical International, Inc.

     31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certificate Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

     99.1        Audit Committee Charter (3)

     99.2        Compensation Committee Charter (3)

     99.3        Nominations and Corporate Governance Charter (2)

-----------------------

(1) Filed with the Current Report on Form 8-K, dated December 9, 2003, and filed with the SEC on December 19, 2003.

(2) Filed with the Current Report on Form 8-K, dated January 30, 2004 and filed with the SEC on February 2, 2004.

(3) Filed with the Annual Report on 10-KSB for the year ended December 31, 2004 and filed on March 11, 2005, as amended and filed on April 20, 2005.

         (b)      REPORTS ON FORM 8-K.

                  1. We filed a Current Report on Form 8-K on October 25, 2005 regarding an interview by Phillip C. Thomas, CEO of the Company, for the Wall Street Transcript.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         For the year ended December 31, 2005 and 2004, we incurred audit fees totaling $86,200 and $98,000, respectively, and incurred fees for tax services totaling $6,000 and $22,000, respectively, payable to Marcum & Kliegman LLP, our auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 10, 2006          DOBI MEDICAL INTERNATIONAL, INC.


                                   By:/s/ Phillip C. Thomas
                                      ---------------------------------
                                      Phillip C. Thomas
                                      Chief Executive Officer
                                      (principal executive officer)


                                   By:/s/ Michael R. Jorgensen
                                      ------------------------------
                                      Michael R. Jorgensen
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (principal financial and accounting
                                      officer)

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                    TITLE                                           DATE

/s/ Robert B. Machinist
-----------------------
Robert B. Machinist                     Chairman of the Board of Directors              February 10, 2006


/s/ Phillip C. Thomas
-----------------------
Phillip C. Thomas                       Director                                        February 10 , 2006


/s/ David H. Clarke
-----------------------
David H. Clarke                         Director                                        February 10, 2006


/s/ Brad Baker
-----------------------
Brad Baker                              Director                                        February 10 , 2006


/s/Steve M. Barnett
-----------------------
Steve M. Barnett                        Director                                        February 10 , 2006


/s/ William Li, M.D.
-----------------------
William Li, M.D.                        Director                                        February 10, 2006


/s/ Webb W. Turner
-----------------------
Webb W. Turner                          Director                                        February 10, 2006

                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                                   FORM 10-KSB

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                                               F-1 - F-2

Consolidated Balance Sheet at December 31, 2005                                                          F-3

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and the             F-4
     period September 7, 1999 (inception) to December 31, 2005

Consolidated Statements of Stockholder's Equity for the period from September 7, 1999                 F-5 - F-8
     (inception) to December 31, 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and the          F-9 - F-11
     period September 7, 1999 (inception) to December 31, 2005

Notes to Consolidated Financial Statements                                                           F-12 - F-27


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dobi Medical International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of DOBI Medical International, Inc. and Subsidiary (a developmental stage company) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005 and for the period from September 7, 1999 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the period from inception (September 7, 1999) to December 31, 2002 were audited by other auditors whose report, dated July 11, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from inception (September 7, 1999) to December 31, 2002 reflect a net loss of $11,589,121 of the total inception to date net loss of $34,182,028. The other auditors' report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors of the cumulative information for the period from inception (September 7, 1999) to December 31, 2002, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DOBI Medical International, Inc. and Subsidiary as of December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, and for the period from inception (September 7, 1999) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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



Marcum & Kliegman LLP
New York, New York
February 2, 2006

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2005


ASSETS
Current assets:
     Cash and cash equivalents                                                     $  2,312,754
     Accounts receivable                                                                 31,585
     Inventory                                                                          348,652
     Prepaid expenses and other current assets                                          126,149
                                                                                   ------------
Total current assets                                                                  2,819,140

Property and equipment, net                                                             577,561
Intangible assets, net                                                                    6,601
Other assets                                                                             45,529
                                                                                   ------------
Total assets                                                                          3,448,831
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $    538,790
     Accrued expenses                                                                   974,709
     Deferred revenue                                                                    24,450
                                                                                   ------------
Total current liabilities                                                             1,537,949

Commitments and Contingencies (Note 9)

Stockholders' Equity
     Preferred stock, $.0001 par value, 10,000,000 shares
        authorized, 156 shares issued and outstanding                                         -
        (liquidation preference $3,900,000)
     Common stock, $.0001 par value, 140,000,000 shares
          authorized, 66,391,514 issued and outstanding                                   6,639
     Additional paid-in capital                                                      36,086,271
     Deficit accumulated during development stage                                   (34,182,028)
                                                                                   ------------
Total stockholders' equity                                                            1,910,882
                                                                                   ------------
Total liabilities and stockholders' equity                                            3,448,831
                                                                                   ============

See notes to consolidated financial statements

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                                      Period from
                                                                                                      September 7,
                                                                                                        1999
                                                                                                    (inception) to
                                                                 Year ended December 31,              December 31,
                                                           -------------------------------------
                                                                 2005               2004                2005
                                                           ------------------ ------------------      --------------------
Revenue
   Product                                                 $         224,794       $    316,316         $          541,110
   Service                                                            78,600              4,950                     83,550
                                                           ------------------ ------------------      --------------------
                                                                     303,394            321,266                    624,660
                                                           ------------------ ------------------      --------------------
Cost of sales
   Product                                                           586,984            363,314                    950,298
   Service                                                           263,611             20,518                    284,129
                                                           ------------------ ------------------      --------------------
                                                                     850,595            383,832                  1,234,427
                                                           ------------------ ------------------      --------------------
   Gross loss                                                      (547,201)           (62,566)                   (609,767)
                                                           ------------------ ------------------      --------------------

Research and development expenses                                  2,339,724          1,957,256                 11,199,234
General and administrative expenses                                3,236,480          2,147,228                  9,750,934
Clinical program expenses                                          3,357,672            928,512                  6,002,254
Sales and marketing expenses                                       1,348,521          1,918,824                  5,037,888
                                                           ------------------ ------------------      --------------------
   Total operating expenses                                       10,282,397          6,951,820                 31,990,310
                                                           ------------------ ------------------      --------------------

Operating (loss)                                                (10,829,598)        (7,014,386)                (32,600,077)

Other income (expense)
   Interest expense                                                  (8,397)            (7,495)                 (2,181,548)
   Interest income                                                   127,265             11,443                    319,933
                                                           ------------------ ------------------      --------------------
Loss before income taxes                                        (10,710,730)        (7,010,438)                (34,461,692)
   Income tax benefit                                                279,664                  -                    279,664
                                                           ------------------ ------------------      --------------------
Net loss                                                        (10,431,066)        (7,010,438)                (34,182,028)
Deemed dividend on preferred stock                                 (136,940)          (805,393)                   (942,333)
Preferred Stock dividends                                          (353,408)          (206,454)                   (559,862)
                                                           ------------------ ------------------      --------------------
Net loss applicable to common stock                            $(10,921,414)      $ (8,022,285)         $      (35,684,223)
                                                           ================== ==================      ====================

Basic and diluted loss per common share                              $(0.18)            $(0.21)
                                                           ================== ==================
Weighted average common shares, basic and diluted                 60,469,907         37,924,009
                                                           ================== ==================


See notes to consolidated financial statements

                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          SERIES A PREFERRED STOCK                  COMMON STOCK
                                                          ------------------------                  ------------
                                                          SHARES           AMOUNT             SHARES             AMOUNT
                                                          ------           ------             ------             ------
Initial capital contribution                                                                    10,725,011       $  1,073
Purchase of the net asset of Dynamics
   Imaging, Inc.                                                                                 2,275,002            227
Net loss
                                                                                        ------------------- -----------------
BALANCE, DECEMBER 31, 1999                                                                      13,000,013          1,300
Conversion of promissory notes to common stock                                                     764,118              76
Sale of common stock                                                                             2,405,951             241
Transaction costs in connection with the
   sale of common stock
Stock-based compensation
Interest receivable on share subscription note
Net loss
                                                                                        ------------------- -----------------
BALANCE, DECEMBER 31, 2000                                                                      16,170,082          1,617
Conversion of preferred stock for common stock                                                   2,211,491            221
Fair value of private placement stock warrants
Transaction costs in connection with the
   sale of common stock
Issuance of consulting stock warrants
Interest receivable on share subscription note
Stock-based compensation
Net loss
                                                                                        ------------------- -----------------
BALANCE, DECEMBER 31, 2001                                                                      18,381,573          1,838
Conversion of promissory notes to common stock                                                     370,837             37
Transaction costs in connection with the
   sale of common stock
Payment of dividends
Payment of Subscription Note
Issuance of consulting stock warrants Placement agent stock warrants Fair value of detachable Series 1 warrants
Stock-based compensation                                                                            37,500              4
Net loss
                                                                                        ------------------- -----------------
BALANCE, DECEMBER 31, 2002                                                                      18,789,910          1,879
Stock-based compensation                                                                            12,500              1
Placement agent stock warrants
Fair value of detachable Series 1 & 2 warrants
Payment of dividends
Conversion of Series 1 & 2 Notes to stock                                                        4,773,764            478
Sale of common stock                                                                             5,500,000            550
Transaction costs in connection with the
   sale of common stock
Outstanding common stock of Lions Gate
   Investment Limited                                                                            8,461,538            846




Net Loss
                                                      ---------------- ---------------- ------------------- -----------------
BALANCE, DECEMBER 31, 2003                                          -                -          37,537,712          3,754
Stock-based compensation
Sale of Series A Preferred Stock                                  206                -
Dividends - Series A Preferred Stock
Sale of common stock                                                                             6,011,221            601
Exercise of warrants                                                                               199,361             20
Net Loss
                                                      ---------------- ---------------- ------------------- -----------------
BALANCE, DECEMBER 31, 2004                                        206                -          43,748,294          4,375
Stock-based compensation
Dividends - Series A Preferred Stock
Payment of Series A Preferred Stock dividend with
common stock                                                                                       779,937             78
Sale of common stock                                                                            21,000,000          2,100
Conversion of preferred stock for common stock                   (50)                              863,283             86
Net Loss
                                                      ---------------- ---------------- ------------------- -----------------
BALANCE, DECEMBER 31, 2005                                        156         $      -          66,391,514     $    6,639
                                                      ================ ================ =================== =================

See notes to consolidated financial statements

    See notes to consolidated financial statements

                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                         ADDITIONAL           SHARE              DURING
                                                          PAID-IN         SUBSCRIPTION        DEVELOPMENT
                                                          CAPITAL             NOTE               STAGE               TOTAL
                                                          -------             ----               -----               -----
Initial capital contribution                           $       748,927   $      (225,000)                      $        525,000
Purchase of the net asset of Dynamics
   Imaging, Inc.                                               158,864                                                  159,091
Net loss                                                                                     $    (1,219,293)        (1,219,293)
                                                      ----------------- ------------------ ------------------- ------------------
BALANCE, DECEMBER 31, 1999                                     907,791          (225,000)         (1,219,293)          (535,202)
Conversion of promissory notes to common stock               1,763,272                                                 1,763,348
Sale of common stock                                         5,551,947                                                 5,552,188
Transaction costs in connection with the
   sale of common stock                                      (923,499)                                                 (923,499)
Stock-based compensation                                         1,213                                                     1,213
Interest receivable on share subscription note                                    (1,125)                                (1,125)
Net loss                                                                                          (3,012,627)        (3,012,627)
                                                      ----------------- ------------------ ------------------- ------------------
BALANCE, DECEMBER 31, 2000                                   7,300,724          (226,125)         (4,231,920)          2,844,296
Conversion of preferred stock for common stock               1,474,106                                                 1,474,327
Fair value of private placement stock warrants                 737,161                                                   737,161
Transaction costs in connection with the                                                                                       -
   sale of common stock                                      (414,837)                                                 (414,837)
Issuance of consulting stock warrants                           55,000                                                    55,000
Interest receivable on share subscription note                                   (13,500)                               (13,500)
Stock-based compensation                                       148,718                                                   148,718
Net loss                                                                                          (4,649,739)        (4,649,739)
                                                      ----------------- ------------------ ------------------- ------------------
BALANCE, DECEMBER 31, 2001                                   9,300,872          (239,625)         (8,881,659)            181,426
Conversion of promissory notes to common stock                 432,606                                                   432,643
Transaction costs in connection with the                                                                                       -
   sale of common stock                                       (59,978)                                                  (59,978)
Payment of dividends                                          (88,459)                                                  (88,459)
Payment of Subscription Note                                                      239,625                                239,625
Issuance of consulting stock warrants                           11,464                                                    11,464
Placement agent stock warrants                                  73,403                                                    73,403
Fair value of detachable Series 1 warrants                     458,000                                                   458,000
Stock-based compensation                                        75,273                                                    75,277
Net loss                                                                                          (2,707,462)        (2,707,462)
                                                      ----------------- ------------------ ------------------- ------------------
BALANCE, DECEMBER 31, 2002                                  10,203,181                  -        (11,589,121)        (1,384,061)
Stock-based compensation                                        87,174                                                    87,175
Placement agent stock warrants                                  69,614                                                    69,614
Fair value of detachable Series 1 & 2 warrants                 350,112                                                   350,112
Payment of dividends                                          (44,230)                                                  (44,230)
Conversion of Series 1 & 2 Notes to stock                    4,773,284                                                 4,773,762
Sale of common stock                                         5,499,450                                                 5,500,000
Transaction costs in connection with the



   sale of common stock                                    (1,713,752)                                               (1,713,752)
Outstanding common stock of Lions Gate                                                                                         -
   Investment Limited                                            (846)                                                         -
Net Loss                                                                                          (5,151,403)        (5,151,403)
                                                      ----------------- ------------------ ------------------- ------------------
BALANCE, DECEMBER 31, 2003                                  19,223,987                  -        (16,740,524)          2,487,217
Stock-based compensation                                        66,891                                                    66,891
Sale of Series A Preferred Stock                             4,208,167                                                 4,208,167
Dividends - Series A Preferred Stock                         (206,454)                                                 (206,454)
Sale of common stock                                         2,996,860                                                 2,997,461
Exercise of warrants                                              (20)                                                         -
Net Loss                                                                                          (7,010,438)        (7,010,438)
                                                      ----------------- ------------------ ------------------- ------------------
BALANCE, DECEMBER 31, 2004                                  26,289,431                  -        (23,750,962)          2,542,844
Stock-based compensation                                         5,627                                                     5,627
Dividends - Series A Preferred Stock                         (353,408)                                                 (353,408)
Payment of Series A Preferred Stock dividend with
common stock                                                   481,807                                                   481,885
Sale of common stock                                         9,662,900                                                 9,665,000
Conversion of preferred stock for common stock                    (86)                                                         -
Net Loss                                                                                         (10,431,066)       (10,431,066)
                                                      ----------------- ------------------ ------------------- ------------------

BALANCE, DECEMBER 31, 2005                                $ 36,086,271                  -      $ (34,182,028)        $ 1,910,882
                                                      ================= ================== =================== ==================

See notes to consolidated financial statements

                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 Period from
                                                                                                              September 7,1999
                                                                              Year ended December 31,          (inception) to
                                                                              -----------------------
                                                                               2005             2004          December 31, 2005
                                                                         ----------------- ---------------- ----------------------
OPERATING ACTIVITIES
Net loss                                                                   $ (10,431,066)   $  (7,010,438)  $        (34,182,028)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                  250,156          116,027                570,503
   Amortization of financing costs                                                      -                -                854,343
   Loss on sale / disposal of equipment                                             3,249                -                  3,583
   Write-off of purchased in-process research and development costs                     -                -              1,023,525
   Interest receivable in connection with share subscription
      notes charged to equity                                                           -                -               (14,625)
   Stock based compensation                                                         5,627           66,891                451,365
   Accrued interest converted to equity                                                 -                -                340,454
   Accretion of discount on Series 1and 2 convertible notes                             -                -                808,113
   Common stock warrants in connection with
      The conversion of notes payable                                                   -                -                 61,806
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                           (31,585)                -               (31,585)
      Decrease (Increase) in inventory                                             30,760        (379,412)              (348,652)
      Decrease (Increase) in other current assets                                  11,912          676,096              (125,927)
      Decrease (Increase) in other assets                                               -         (28,556)                 42,996
      Increase in accounts payable                                                268,195            6,533                804,265
      Increase (decrease) in accrued expenses                                     373,728         (29,420)                545,128
      Increase (decrease) in deferred revenue                                   (112,045)           92,850                 24,450
                                                                         ----------------- ---------------- ----------------------
Net cash used in operating activities                                         (9,631,069)      (6,489,429)           (29,172,286)

INVESTING ACTIVITIES
Purchase of business, net of cash received                                              -                -              (500,000)
Purchase of property and equipment                                              (175,785)        (719,478)            (1,011,367)
Patent costs                                                                            -                -               (43,022)
Proceeds from sale of equipment                                                         -                -                    250
                                                                         ----------------- ---------------- ----------------------
Net cash used in investing activities                                           (175,785)        (719,478)            (1,554,139)

FINANCING ACTIVITIES
Proceeds from founding members                                                          -                -                525,000
Cash paid for transaction costs associated with equity transactions             (835,000)                -            (2,843,107)
Cash paid for transaction costs associated with debt transactions                       -                -              (719,485)
Deferred offering costs                                                                 -                -               (75,000)
Proceeds from subscriptions receivable - Class A preferred shares                       -                -                940,020
Dividends - Class A redeemable convertible preferred units                              -                -              (132,689)
Proceeds from share subscription note - related party                                   -                -                239,625
Proceeds (payments) from Series 1 and Series 2 Convertible Notes                        -        (170,000)              4,386,000
Proceeds from notes payable, net                                                        -                -              3,113,799
Proceeds from sale of common stock                                             10,500,000        2,997,461             23,626,149






Proceeds from sale of preferred stock                                                   -        4,208,167              4,208,167
Repayment of notes payable                                                              -                -              (229,300)
                                                                         ----------------- ---------------- ----------------------
                                                                         ----------------- ---------------- ----------------------
Net cash provided by financing activities                                       9,665,000        7,035,628             33,039,179
                                                                         ----------------- ---------------- ----------------------
Increase (decrease) in cash and cash equivalents                                (141,854)        (173,279)              2,312,754
Cash and cash equivalents at beginning of year/period                           2,454,608        2,627,887                      -
                                                                         ----------------- ---------------- ----------------------
Cash and cash equivalents at end of year/period                            $    2,312,754   $    2,454,608  $           2,312,754
                                                                         ================= ================ ======================
See notes to consolidated financial statements

                 DOBI MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                                Period from
                                                                                                           September 7,1999
                                                                              Year ended December 31,          (inception) to
                                                                          ----------------------------
                                                                               2005             2004         December 31, 2005
                                                                          --------------- -------------    ----------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest                                     $       8,397   $       7,495    $       106,502
                                                                          =============== ================ ======================
Purchase of business, net of cash received:
   Fair value of assets purchased                                                      -               -    $      (109,693)
   Acquisition of in-process research and development costs                            -               -         (1,023,525)
   Assumption of promissory notes                                                      -               -            417,877
   Transaction costs                                                                   -               -             56,250
   Issuance of shares                                                                  -               -            159,091
                                                                          --------------- ---------------- ----------------------
Net cash used to acquire business                                          $           -   $           -    $      (500,000)
                                                                          =============== ================ ======================

Non-cash investing and financing activities:
   Conversion of notes payable and accrued interest to common stock        $            -  $           -    $     8,026,451
                                                                          =============== ================ ======================
   Conversion of preferred shares to common stock
                                                                           $    1,262,500              -    $     2,570,346
                                                                          =============== ================ ======================
   Preferred stock dividends                                               $      353,408  $     206,454    $       559,862
                                                                          =============== ================ ======================
   Deemed dividend to preferred stock shareholders                         $      136,940  $     805,393    $       942,333
                                                                          =============== ================ ======================
   Share subscription note                                                 $            -  $           -    $       239,625
                                                                          =============== ================ ======================
   Issuance of common warrants for consulting                              $       54,000  $      18,200    $       398,548
                                                                          =============== ================ ======================
   Accretion of Class A redeemable convertible preferred shares            $            -  $           -    $       364,334
                                                                          =============== ================ ======================

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

         DOBI Medical International, Inc. (formerly Lions Gate Investment Limited), is the parent company of DOBI Medical Systems, Inc. (collectively, the "Company"), and which is the surviving entity in a reverse merger closed in December, 2003 (see Note 12, "Reverse Merger"). The Company was organized on September 7, 1999 as a Delaware limited liability company ("LLC"). Effective January 1, 2003, the Company converted from a Delaware limited liability company to a Delaware corporation.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a development stage enterprise and the Company's continued existence is dependent upon the Company's ability to obtain additional debt and /or equity financing. The Company has yet to generate a positive cash flow from operations, and until meaningful sales of the Company's product begin, the Company is totally dependent upon debt and equity funding to finance the Company's operations.

         In the event that the Company is unable to obtain additional debt or equity financing or the Company is unable to obtain such financing on terms and conditions acceptable to us, the Company may have to cease or severely curtail operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has so far been able to raise the capital necessary to reach this stage of product development

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


and has been able to obtain funding for operating requirements to date. There is no assurance that, if and when FDA marketing clearance is obtained, the ComfortScan system will achieve market acceptance or that we will achieve a profitable level of operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with financial institutions and money market instruments. The Company places its cash and cash equivalents with high quality financial institutions and to date has not experienced losses on any of its balances. At times, cash balances held at financial institutions were in excess of federally insured limits.

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

Advertising Costs

         Advertising costs are expensed as incurred. For the years ended December 31, 2005 and 2004 advertising expense was $20,456 and $42,468, respectively.

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

         The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following years ended December 31, 2005 and 2004 as follows:

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


                                                                2005              2004
                                                          -------------------------------------
Net loss applicable to common stock, as reported            $(10,921,414)      $(8,022,285)
Add total stock-based compensation, as reported                    5,627            66,891
Deduct total stock-based compensation determined              (1,006,713)         (670,899)
  under fair value based method for all awards            -------------------------------------
Pro forma net loss                                          $(11,922,500)      $(8,626,293)
                                                          =====================================
Basic and diluted loss per common share - as reported             $(0.18)           $(0.21)
                                                          =====================================
Proforma loss per share basic and diluted                         $(0.20)           $(0.23)
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

         Effective as of January 2, 2003, the Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carryforwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. The Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $8,700,000 is provided. The valuation allowance increased by $3,800,000 during the year ended December 31, 2005.

         As of December 31, 2005 the Company has approximately $22,000,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2025. No provision or benefit for income taxes has been recorded in the financial statements as a result of continued losses except that the Company obtained a corporation business tax benefit certificate pursuant to New Jersey law which allows the sale of unused state net operation losses. For the year ended December 31, 2005, the company received a benefit of $280,889. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of a change in control.

Management Estimates

         The preparation of financial statements are in conformity with accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

         The recorded amounts of cash and cash equivalents, short-term borrowings, accounts receivable, accounts payable and accrued expenses as presented in the financial statements approximate fair value because of the short-term nature of these instruments.

Net Loss Per Common Share

         Basic net loss per common share has been computed using the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding. There were no common stock equivalents consisting of options and warrants which were required to be included in the calculation of diluted loss per share for the periods presented. Total stock options and warrants outstanding as of December 31, 2005 equaled

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


6,739,250 and 34,231,719, respectively. As of December 31, 2005, our outstanding Series A Preferred convertible stock is convertible into 2,976,213 shares of common stock.

Recently Issued Accounting Standards

         In December 2004, the FASB issued Statement of Financial Accounting Standards SFAS No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R effective for annual periods beginning after December 15, 2005. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued before adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The adoption of SFAS 123R will have an impact on the financial statements whereby the Company will record a charge to earnings on prospective issuances of stock options.

         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Nonmonetary Assets." This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

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

         In May 2005, the FASB issued FASB 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

The Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF Issue No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The application of this pronouncement is not expected to have an impact on the Company's consolidated financial statements.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered 'conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company's consolidated financial statements.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. The Company does not believe the adoption of this pronouncement will have an impact on the Company's consolidated financial statements.

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.


4. INVENTORIES AT DECEMBER 31, 2005 CONSISTED OF THE FOLLOWING:

Purchased parts, components and supplies             $135,489
Work-in-process                                        46,534
Finished goods                                        166,629
                                                --------------
                                                     $348,652
                                                ==============

5.   PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2005 consisted of the following:


                                                                        Estimated Useful
                                                                          Lives (years)
                                                                       --------------------
Computer software and equipment                              $796,019         3 - 5
Furniture, fixtures and equipment                             115,057           5
Leasehold improvements                                        129,568           5
                                                     -----------------
                                                            1,040,644
Less accumulated depreciation and amortization              (463,083)
                                                     -----------------
Property and equipment, net                                  $577,561
                                                     =================

         Depreciation and amortization expense was $244,880 and $94,083 for the years ended December 31, 2005 and 2004, respectively.

6.   INTANGIBLE ASSETS

         Intangible assets at December 31, 2005 consisted of:

Patents                                                                           $112,128
Less accumulated amortization                                                    (105,527)
                                                                        -------------------
                                                                        -------------------
Intangible assets, net                                                              $6,601
                                                                        ===================

         The weighted-average amortization period for the patents is approximately five years. Amortization expense for the years ended December 31, 2005 and 2004 related to patents was $5,276 and $21,944 respectively. Amortization expense for the next five years is estimated as follows:

                   2005                               $3,130
                   2006                                1,186
                   2007                                1,186
                   2008                                  482
                   Thereafter                            617

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

Series 1 Convertible 8% Notes and Series 1 Warrants

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


         In 2002, the Company authorized the private placement of up to $4,000,000 in "lots", each lot consisting of one Series 1 Convertible 8% Note ("Series 1 Notes") and one Series 1 Warrant ("Series 1 Warrants") exercisable for securities of the Company having a dollar value equal to 100% of the principal amount of the corresponding Series 1 Note. Principal and interest related to the Series 1 Notes are repayable within 10 days following the closing of a qualified debt or equity financing, as defined, or on their respective maturity dates 13 months from their dates of issuance, which range from July 12, 2002 through January 31, 2003. In the event of a voluntary or involuntary liquidation, the Series 1 Notes are senior to all other unsecured indebtedness. The Series 1 Notes are convertible, on the same terms and conditions, into securities the Company may issue in connection with a qualified financing, or, if no such qualified financing occurs prior to the maturity date, into common shares of the Company at $1.85 per share. The Series 1 Warrants, which expire on the earlier of i) any reorganization or reclassification of the equity securities for the Company; ii) any consolidation or merger of the Company in which the Company is not the surviving entity; iii) the sale or disposition by the Company of all or substantially all of its assets; or iv) August 31, 2009, are exercisable, on the same terms and conditions, for securities the Company may issue in connection with a qualified financing, or, if no such qualified financing occurs prior to the maturity date, into common shares of the Company at $1.85 per share.

         The Company sold $3,373,000 of its Series 1 Notes and Series 1 Warrants. In connection with this financing, the Company incurred and deferred a total of $610,313 in transaction-related expenses which included the issuance of placement agent unit warrants (the "Series 1 Placement Agent Warrants") to purchase $500,600 in "lots," each lot consisting of a Series 1 Note and a Series 1 Warrant. The exercise price of the Series 1 Placement Agent Warrants was 110% of the price paid by investors ($2.03 per lot). The fair value of the Series 1 Placement Agent Warrants were approximately $0.21 per warrant, or $109,108 in total, using the Black-Scholes option pricing model. Amortization of transaction related expenses for the years ended December 31, 2003 and 2002 totaled $552,894 and $57,419 respectively.

         The Series 1 Notes were recorded at their original discounted value, by deducting and recording in paid-in capital, the estimated fair value, using the Black-Scholes option pricing model for the Series Warrants totaling $674,600.

         On December 9, 2003, $2,878,000 of these notes and $177,761 of accrued interest were converted into common stock (see footnote 12 "Reverse Merger"). Of the remaining $495,000 of notes that were not converted into common stock, $325,000 with accrued interest had been paid prior to December 31, 2003 and the remaining $170,000 was paid in January 2004.

Series 2 Subordinated Convertible 12% Notes and Series 2 Warrants

         In 2003, the Company authorized the private placement of up to $3,000,000 in "lots," each lot consisting of one Series 2 Subordinated Convertible 12% Note ("Series 2 Notes") and one Series 2 Warrant ("Series 2 Warrants") exercisable for securities of the Company having a dollar value equal to 100% of the principal amount of the corresponding Series 2 Note. At the election of the Company, the Series 2 Notes shall be converted into the Company's Common Stock at a price equal to the price of common shares issued pursuant to a Qualified Financing. A Qualified Financing is defined as the sale or a series of sales of equity securities by the Company with gross proceeds of not less than $5,000,000. A Qualified Financing also includes any merger or consolidation to which the Company is a party, and in which the party to the merger other than the Company immediately prior to the effective time of the merger or consolidation, has cash and cash equivalents, of not less than $5,000,000. The Series 2 Notes had respective maturity dates 13 months from their dates of issuance, which range from October 13, 2004 through October 30, 2004. The Series 2 Notes are convertible, on the same terms and conditions, into securities the Company may issue in connection with a qualified financing, or, if no such qualified financing occurs prior to the maturity date, into common shares of the Company at $1.85 per share. The Series 2 Warrants are exercisable at $1.85 per share for a share of the Company's Common Stock, subject to adjustments under certain circumstances. The warrants expire on December 31, 2008.

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


         The Company sold $1,680,500 of its Series 2 Notes and Series 2 Warrants. In connection with this financing, the Company incurred and deferred a total of $244,030 in transaction related expenses which included the issuance of placement agent warrants (the "Series 2 Placement Agent Warrants") to purchase $143,050 in "lots," each lot consisting of a Series 2 Note and a Series 2 Warrant. The exercise price of the Series 1 Placement Agent Warrants is 110% of the price paid by investors ($2.03 per lot). The fair value of the Series 2 Placement Agent Warrants is approximately $0.27 per warrant, or $25,749 in total, using the Black-Scholes option pricing model.

         The Series 2 Notes were recorded at their original discounted value, by deducting and recording in paid-in capital, the estimated fair value, using the Black-Scholes option pricing model for the Series 2 Warrants totaling $133,513.

         On December 9, 2003, these notes and $37,501 of accrued interest were converted into common stock (see footnote 12 "Reverse Merger"). The deferred transaction costs of $244,030 and warrant costs of $133,513 were recognized as interest expense in the year ended December 31, 2003.

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

         Upon liquidation or dissolution of the Company, the remaining assets of the Company shall be distributed first, to the payment of all taxes, unpaid wages, debts and liabilities of the Company (including debts and liabilities to stockholders); second, to holders of any classes of ownership interests having rights senior to the rights of the Preferred Shares; third, to the payment of accrued but unpaid dividends to the Class A shareholders on their outstanding Preferred Shares; fourth, to the holders of the Preferred Shares, at the liquidation value per Preferred Share; fifth, to holders of any classes or groups of stockholder interests in the Company having rights junior to the Preferred Shares; sixth, to the holders of the common shares.

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

         During 2002, the Company borrowed $345,149 from a related party under the same terms as previous borrowings (see Note 7 and Note 11). As of December 31, 2002, the outstanding borrowings, including accrued interest of $25,688, were converted to common shares at a price of $1.00 per share. The common shares were subject to the same anti-dilution provisions as the Preferred Shares. In connection with this transaction, the Company issued $370,837 in warrants in substantially the same form as the Series 1 Warrants resulting in a fair value of $61,806 recorded as interest expense in the 2002 statement of operations.

         On December 9, 2003, all outstanding warrants were exchanged on a one-for-one basis for three-year warrants to purchase common stock at an exercise price of $1.54 per share (see Note 12, "Reverse Merger").

         On December 17, 2004, at the final closing of its December 2003 private placement, the Company issued 6 million shares of common stock and 1.5 million warrants to purchase common stock at an exercise price of $1.54, realizing net proceeds of $2,997,461 (see footnote 12, "Reverse Merger").

         On March 30, 2005, the Company completed a private placement for 21,000,000 shares of its common stock at a purchase price of $.50 per share, for gross proceeds of $10,500,000 and net proceeds of approximately $9,665,000 (net of transaction costs totaling $835,000). The investors also received 5,250,000 five-year warrants to purchase shares of common stock at an exercise price of $.75 per share and 5,250,000 five-year warrants to purchase shares of common stock at an exercise price of $1.25. In addition, the placement agent received 840,000 four-year

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


warrants to purchase shares of common stock at an exercise price of $.88 per share. The subscribers to the common stock in this transaction have weighted average anti-dilution rights in the event that the Company common stock or a convertible instrument at a purchase price or conversion price lower than $.50 per share. This anti-dilution right expires on March 30, 2006.

Series A Preferred Convertible Shares

         On July 30, 2004, the Company completed a private placement financing in which it sold 206.45 Series A Preferred shares, which are convertible into 2,580,667 shares of common stock, for $25,000 per share. Proceeds from the transaction was $4,208,167 net of fees. The Company also issued 2,580,667 4-year investor warrants to purchase common stock at a price of $3.00 per share. Deemed dividends for the years ended December 31, 2005 and 2004 were $136,940 and $805,393, respectively, and consisted of imputed dividends resulting from increasing rate preferred stock, issuance of warrants in connection with the transaction, and the issuance of the preferred stock, at an effective common stock conversion price which was less than the common stock price at the date of issuance in accordance with Emerging Issue Task Force ("EITF) 98-5 and Staff Accounting Bulletin ("SAB") Topic 5.Q "Increasing Rate Preferred Stock." In connection with the December 17, 2004 sale of 6 million shares of common stock and the March 30, 2005 sale of 21 million shares of common stock, we reduced the conversion price of its Series A preferred stock from $2.00 per share to $1.31 per share. The anti-dilution provision for the Series A Preferred shares expires July 30, 2006.

         The Company incurred cash transaction costs totaling approximately $911,000, which included placement agent commissions and non-accountable expenses totaling approximately $671,000. In addition, the Company issued 770,450 4-year placement agent warrants to purchase common stock at a price of $2.00 per share.

         The holders of Series A Preferred Stock are entitled to receive a quarterly cumulative dividend at the end of each calendar quarter, commencing October 1, 2004 (the "Dividend") calculated at a rate of 8% per annum of the issue price of any outstanding share of Series A Preferred Stock, commencing July 1, 2004 and continuing for the first three years after the closing of this Offering, 10% per annum for the following two years, and 12% per annum for any additional year in which any share of Series A Preferred Stock remains outstanding. At the option of the Company, the dividend may be paid in either cash or registered shares of Common Stock. In the case of payment in stock, this stock will be valued at 95% of the average of the closing trading price of the Common Stock for the 20 trading days ending on the day prior to the day on which such payment is due. For the years ended December 31, 2005 and 2004, the Company recorded preferred stock dividends of $353,408 and $206,454, respectively. Series A preferred convertible stock is convertible at anytime into common stock at the option of the holder.

         As of December 31, 2005 there were issued and outstanding 34,231,719 warrants to purchase common stock with an exercise prices ranging from $0.50 to $3.00 and expiring from December 2006 to October 2010. As of December 31, 2005 the Series A Preferred convertible stock were convertible into 2,976,213 shares of common stock.

9.   COMMITMENTS AND CONTINGENCIES

Leases

         The Company leases office space under an operating lease which expires in June 2009. The Company is subject to its proportioned share of common area maintenance charges and real estate tax increases. Future minimum lease payments under this non-cancelable lease as of ended December 31, 2005 are as follows:

             2006                   $261,416
             2007                    293,088
             2008                    308,928

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


             2009                    154,464
                         --------------------
                                  $1,017,896
                         ====================

         Rent expense for the years ended December 31, 2005 and 2004 was $287,514 and $164,949, respectively.

Litigation

         In the ordinary course of business, the Company may become a party to legal or regulatory proceedings resulting from litigation, claims, or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on the business. Currently there is no material litigation threatened or pending matters involving the Company except for the following:

         On April 15, 2005, the Company filed suit in the Supreme Court of the State of New York, County of New York, Index No. 601348/05, against Brian Vodicka, a former member of the Company's Board of Directors, alleging breach of contract and breach of fiduciary duty and seeking specific performance and injunctive relief preventing the disclosure and requiring the return of certain confidential and proprietary documents. On July 11, 2005, the New York Supreme Court issued an order preliminarily enjoining Mr. Vodicka from using documents or information provided to Mr. Vodicka by the Company wrongfully and in violation of the confidentiality agreement between Mr. Vodicka and the Company. Mr. Vodicka's attorney has withdrawn from the case and Mr. Vodicka is representing himself pro se. The court order against Mr. Vodicka remains in effect.

         On July 13, 2005, Mr. Vodicka filed a complaint with the U.S. Occupational Safety and Health Administration of the Department of Labor ("OSHA") under the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002 ("SOX") alleging that the Company had harassed him by filing the above-referenced New York lawsuit against him. On September 9, 2005, the Secretary of Labor, acting through her agent, the Region VI Regional Administrator of OSHA, announced that she had investigated the complaint and determined that it had no merit, that it should be dismissed, and that there was no reasonable cause to believe that the Company had violated SOX. Mr. Vodicka filed an appeal of these findings in the US Department of Labor's Office of Administrative Law Judges. On December 23, 2005 a Labor Department administrative law judge granted DOBI's motion for summary judgment dismissing Vodicka's OSHA complaint. In doing so, the administrative law judge held that Vodicka's argument that DOBI had violated SOX by filing the New York lawsuit was "conclusory and unpersuasive." Mr. Vodicka has, in turn, appealed the administrative law judge's decision to the Administrative Review Board of the Labor Department. The Company shares the views of the regional administrator and the administrative law judge that Mr. Vodicka's allegations are without merit and intends to continue to vigorously defend against the Vodicka claims.

         On July 15, 2005, the Company was served with a complaint that had been filed in the United States District Court for the Western District of Texas on July 5, 2005 by Steve Aubrey and a group of other stockholders, many of whom are associated with Mr. Vodicka, alleging, among other things, that the Company and certain of its officers and directors, as well as two of its previous advisors, had violated federal and state securities laws and seeking damages, interest, and attorneys' fees and costs. On July 28, 2005 Mr. Vodicka himself filed a complaint against the same defendants in the same court containing substantially the same allegations and claims. On September 24, 2005 the Company received an Amended Complaint consolidating the Aubrey and Vodicka suits. On October 6, 2005 plaintiffs filed self-executing papers in the Western District of Texas voluntarily dismissing their claims without prejudice. Shortly thereafter, several plaintiffs moved to withdraw or vacate their voluntary dismissals. In addition, plaintiffs' counsel petitioned the court to withdraw from the case. Plaintiffs' motions to withdraw or vacate their voluntary dismissals were denied and plaintiffs' counsel's motion to withdraw was dismissed as moot on November 28, 2005. Vodicka's counsel in the Western District of Texas thereupon withdrew from representing Vodicka and the other plaintiffs. On December 27, 2005, a group of plaintiffs represented by new counsel re-initiated litigation in the Western District of Texas alleging substantially the same allegations as to DOBI and certain officers and directors as those contained in the prior complaint which had been dismissed without

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


prejudice. The plaintiffs have claimed that the Company and certain of its officers and directors made material omissions and/or misrepresentations and that this caused plaintiffs to privately purchase shares of the Company's stock at allegedly artificially inflated prices.

         The Company believes that the allegations are without merit and that they stem from plaintiffs' dissatisfaction with the current market price of the Company's stock. The Company intends to continue to vigorously defend against plaintiffs' claims. However, we are unable to predict the outcome of the claims and accordingly, no amounts have been provided for in the financial statements.

Employment Agreement

         Phillip C. Thomas, Co-Founder, Director and Chief Executive Officer, entered into an employment agreement with us dated December 9, 2003 to continue serving as Chief Executive Officer for a term of three years through December 8, 2006, with automatic extensions on each anniversary of the commencement date for an additional one year from the then current expiration date under certain conditions. Pursuant to the employment agreement, the Board gave notice to not automatically extend his agreement, and thus, Mr. Thomas' employment agreement expires on December 8, 2006. Mr. Thomas through his legal counsel has indicated that he believes his employment agreement expires on December 8, 2007. The matter is currently unresolved.

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

         On December 18, 2002, pursuant to the approval at a Special Meeting of the Holders of the Common Shares, the 2000 Unit Incentive Plan was amended to increase the number of share options available for issuance under the Share Plan to 15 percent of the common units outstanding calculated on a fully diluted basis. Upon DOBI Medical Systems LLC becoming a corporation on January 1, 2003, the Unit Incentive Plan was amended to become the 2000 Stock Incentive Plan. As of December 31, 2005, the 2000 Stock Incentive Plan was authorized to issue 9,958,727 stock options, based on the common stock outstanding at that date. As of December 31, 2005 there were issued and outstanding stock options to purchase 6,739,250 shares of our common stock.

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

         During years ended December 31, 2005 and 2004, the Board of Directors granted 2,606,500 and 2,367,750 options, respectively. These options have an exercise price of $0.40 to $3.30 per share and expire from 5 to 10 years from the date of grant. The average fair value per option granted in 2005 and 2004 was $0.36 and $0.94, respectively. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


measurement of equity awards is based on their fair value. The fair market value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

         The following table summarizes information about stock options outstanding at December 31, 2005 and 2004:


                                                       2005                                 2004
                                        -----------------------------------  -----------------------------------
                                        WEIGHTED-AVERAGE    NUMBER OF        WEIGHTED-AVERAGE    NUMBER OF
                                         EXERCISE PRICE      OPTIONS         EXERCISE PRICE       OPTIONS
                                        -----------------------------------  -----------------------------------
Options outstanding, beginning of year             $1.59       4,980,500               $1.46        2,862,250
   Granted                                          0.58       2,606,500                1.89        2,367,750
   Exercised                                           -               -                   -                -
   Forfeited                                        1.35       (847,750)                2.97        (249,500)
                                        -----------------------------------  -----------------------------------
Options outstanding, end of year                   $1.16       6,739,250               $1.59        4,980,500
                                        ===================================  ===================================
Options exercisable, end of year                   $1.65       2,599,625               $1.70        1,707,141
                                        ===================================  ===================================

         Stock options outstanding at December 31, 2005 for each of the following classes of options, by exercise price, are summarized as follows:

  EXERCISE PRICE    NUMBER OF       WEIGHTED-AVERAGE     NUMBER OF OPTIONS
                                       REMAINING
                     OPTIONS        CONTRACTUAL LIFE   CURRENTLY EXERCISABLE
  ----------------------------------------------------------------------------
   $0.40 - $1.00      3,926,500           6.4 years                885,000
   $1.01 - $2.00      1,598,425           7.8 years                820,300
   $2.01 - $3.00      1,055,950           6.2 years                740,940
   $3.01 - $4.00        158,375           7.9 years                153,375

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004:

Expected life from issue date (in years)                        2 - 5
Risk-free interest rate                                     2.75% - 4.00%
Volatility                                                 35.9% - 102.2%
Dividend yield                                                    -

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

                 DOBI Medical International, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


         Pursuant to the Merger Agreement, at closing Lions Gate issued 23,576,174 shares of its common stock to the former security holders of the Company, representing 62.8% of the outstanding Lions Gate common stock following the merger, in exchange for 100% of the outstanding capital stock of the Company and convertible promissory notes. Included in the shares of capital stock of the Company outstanding prior to the merger were (i) 16,590,920 shares of common stock of the Company, which were converted at the merger on a one-for-one basis into 16,590,920 shares of Lions Gate common stock, and (ii) 2,211,491 shares of the Company's Class A Convertible Preferred Stock, which were converted at the merger on a one-for-one basis into 2,211,491 shares of Lions Gate common stock. Convertible promissory notes of the Company outstanding prior to the merger included (i) $1,680,500 of outstanding indebtedness under the Company's Series 2 Convertible Notes, which represented all of the indebtedness outstanding under those notes, and which was converted, together with accrued but unpaid interest thereon, at the merger into 1,718,002 shares of Lions Gate common stock, and
(ii) $2,878,000 of outstanding indebtedness under the Company's Series 1 Convertible Notes, which represented all but $270,000 of the principal indebtedness outstanding under those notes, and which was converted, together with accrued but unpaid interest thereon, at the merger into 3,055,761 shares of Lions Gate common stock. The $270,000 of indebtedness left outstanding, plus accrued interest thereon, under the Series 1 Notes became an outstanding debt obligation of the Company following the merger. The company repaid $100,000 subsequent to the merger and the remaining debt was $170,000 as of December 31, 2003.

         Pursuant to the Merger Agreement, all outstanding warrants were exchanged on a one-for-one basis for three-year Warrants to purchase common stock at an exercise price of $1.54 per share.

         In connection with the Private Placement, the Company incurred cash transaction expenses as follows: (i) placement agent fees totaling $1,020,000, of which $660,000 were paid on closing and $360,000 are due six months from closing; (ii) transaction expenses incurred by the Company's financial consultant and Placement agent totaling $270,000; and (iii) legal, accounting and other professional fees and expenses incurred by the Company totaling approximately $423,000. In addition, the Company issued 3,770,000 Warrants to the placement agent and its financial advisors in connection with the first tranche.

         The Company used the Black-Scholes option pricing model to determine a fair value of the three-year warrants issued in the Offering. The 3-year warrants were valued at $.14 per share.