Form 10QSB
period 2006-03-31
DOBI MEDICAL INTERNATIONAL INC
filed 2006-05-12
CIK 1111697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

Commission File No.:  0-32523

DOBI MEDICAL INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware		98-0222710
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
incorporation or organization)

1200 MacArthur Blvd.
Mahwah, NJ		07430
(Address of principal executive offices)		(Zip Code)

(201) 760-6464
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes      ☐ No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐   No ☒

As of May 10, 2006, 76,902,721 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

DOBI Medical International, Inc.

March 31, 2006 Form 10-QSB Quarterly Report

Table of Contents

Page
Part I Financial Information	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheet at March 31, 2006	3

Unaudited Condensed Consolidated Statements of Operations for the Three Month Periods ended March 31, 2006 and 2005 and for the Period from September 7, 1999 (Inception) to March 31, 2006	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2006 and 2005 and for the Period from September 7, 1999 (Inception) to March 31, 2006	5-6

Notes to Condensed Consolidated Financial Statements	7-12

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	20

Part II Other Information	21

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23

Part I Financial Information

Item 1. Financial Statements

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
March 31, 2006
(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$19,118
Accounts receivable	79,337
Prepaid expenses and other current assets	153,410
Inventory	269,029
Total current assets	520,894

Property and equipment, net	524,181
Intangible assets, net	5,664
Other assets	55,425
Total assets	$1,106,164

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$1,406,624
Accrued expenses	1,195,212
Deferred revenue	19,500
Total current liabilities	2,621,336

Stockholders' deficiency
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 155 issued and outstanding	-
Common stock, $.0001 par value, 140,000,000 shares
authorized, 66,410,598 issued and outstanding	6,641
Additional paid-in capital	36,389,047
Deficit accumulated during development stage	(37,910,860)
Total stockholders' deficiency	(1,515,172)
Total liabilities and stockholders' deficiency	$1,106,164

See notes to condensed consolidated financial statements

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

			Period from
			September 7,
			1999
	Three months ended		(inception) to
	March 31,		March 31,
	2006	2005	2006

Revenue
Product	$89,000	$45,014	$630,110
Service	18,450	17,400	102,000
	107,450	62,414	732,110
Cost of sales
Product	240,110	182,613	1,190,408
Service	71,383	62,888	355,512
	311,493	245,501	1,545,920
Gross loss	(204,043)	(183,087)	(813,810)

Research and development expenses	659,659	448,090	11,858,893
General and administrative expenses	1,188,751	795,480	10,939,685
Clinical program expenses	1,455,619	385,842	7,457,873
Sales and marketing expenses	223,256	259,565	5,261,144
Total operating expenses	3,527,285	1,888,977	35,517,595

Operating income (loss)	(3,731,328)	(2,072,064)	(36,331,405)

Other income (expense)
Interest expense	(2,772)	(2,259)	(2,184,320)
Interest income	5,268	4,341	325,201
Loss before income taxes	(3,728,832)	(2,069,982)	(38,190,524)

Income tax benefit	-	-	279,664
Net loss	(3,728,832)	(2,069,982)	(37,910,860)
Deemed dividend on preferred stock	(29,589)	(36,877)	(971,922)
Preferred Stock dividends	(76,978)	(93,227)	(636,840)
Net loss applicable to common stock	$(3,835,399)	$(2,200,086)	$(39,519,622)

Basic and diluted loss per common share	$(0.06)	$(0.05)

Weighted average common shares, basic and diluted	66,407,841	44,308,225

See notes to condensed consolidated financial statements

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
			Period from
	Three months ended		September 7,1999
	March 31,		(inception) to
	2006	2005	March 31, 2006
Operating activities
Net loss	$(3,728,832)	$(2,069,982)	$(37,910,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,496	54,423	636,999
Amortization of financing costs	-	-	854,343
Loss on sale of equipment	-	-	3,583
Write-off of purchased in-process research and development costs	-	-	1,023,525
Interest receivable in connection with share subscription
notes charged to equity	-	-	(14,625)
Stock based compensation	379,755	417	831,120
Accrued interest converted to equity	-	-	340,454
Accretion of discount on Series 1and 2 convertible notes	-	-	808,113
Common stock warrants in connection with
the conversion of notes payable	-	-	61,806
Changes in assets and liabilities:
(Increase) in accounts receivable	(47,752)	(50,000)	(79,337)
(Increase) decrease in inventory	79,623	(144,818)	(269,029)
(Increase) decrease in other current assets	(27,261)	63,161	(153,188)
(Increase) decrease in other assets	(9,896)	-	33,100
Increase (decrease) in accounts payable	867,834	(24,699)	1,672,099
Increase in accrued expenses	143,527	321,477	688,655
Increase (decrease)in deferred revenue	(4,950)	(9,250)	19,500
Net cash used in operating activities	(2,281,456)	(1,859,271)	(31,453,742)

Investing activities
Purchase of business, net of cash received	-	-	(500,000)
Purchase of property and equipment	(12,180)	(9,712)	(1,023,547)
Patent costs	-	-	(43,022)
Proceeds from sale of equipment	-	-	250
Net cash used in investing activities	(12,180)	(9,712)	(1,566,319)

Financing activities
Proceeds from founding members	-	-	525,000
Cash paid for transaction costs associated with equity transactions	-	(835,000)	(2,843,107)
Cash paid for transaction costs associated with debt transactions	-	-	(719,485)
Deferred offering costs	-	-	(75,000)
Proceeds from subscriptions receivable - Class A preferred shares	-	-	940,020
Dividends - Class A redeemable convertible preferred units	-	-	(132,689)
Proceeds from share subscription note - related party	-	-	239,625
Proceeds from Series 1 and Series 2 Convertible Notes - net	-	-	4,386,000
Proceeds from notes payable, net	-	-	3,113,799
Proceeds from sale of common stock	-	10,500,000	23,626,149
Net proceeds from sale of preferred stock	-	-	4,208,167
Repayment of notes payable	-	-	(229,300)
Net cash provided by financing activities	-	9,665,000	33,039,179

Increase in cash and cash equivalents	(2,293,636)	7,796,017	19,118
Cash and cash equivalents at beginning of year/period	2,312,754	2,454,608	-
Cash and cash equivalents at end of year/period	$19,118	$10,250,625	$19,118

See notes to condensed consolidated financial statements

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)
(unaudited)

			Period from
	Three months ended		September 7,1999
	March 31,		(inception) to
	2006	2005	March 31, 2006
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,772	$2,259	$109,274

Income taxes paid	$-	$-	$-
Purchase of business, net of cash received:
Fair value of assets purchased	-	-	$(109,693)
Acquisition of in-process research and development costs	-	-	(1,023,525)
Assumption of promissory notes	-	-	417,877
Transaction costs	-	-	56,250
Issuance of shares	-	-	159,091
Net cash used to acquire business	$-	$-	$(500,000)

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	$-	$-	$8,026,451
Conversion of preferred shares to common stock	$25,000	$500,000	$2,595,346
Preferred stock dividends	$76,978	$93,227	$636,840
Deemed dividends to preferred stock shareholders	$29,589	$36,877	$971,922
Share subscription note	$-	$-	$239,625
Issuance of common warrants for consulting	$-	$-	$398,548
Accretion of Class A redeemable convertible preferred shares	$-	$-	$364,334

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

The Company was formed to acquire and further develop a new technology for imaging of the human body, referred to as Dynamic Optical Breast Imaging (“DOBI” ®).

2. Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month periods ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The Company’s principal activities to date have been in the research and development of a medical diagnostic system known as the ComfortScan® system, which is an optically-based medical device for improved diagnosis of breast cancer as an adjunct to mammography. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, Development Stage Enterprises, since limited, principal operations only began in the fourth quarter of 2004.

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

In the event that the Company is unable to obtain debt or equity financing or unable to obtain such financing on terms and conditions that are acceptable to the Company, we may have to cease or severely curtail our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has so far been able to raise the capital necessary to reach this stage of product development and has been able to obtain funding for operating requirements to date, but there can be no assurance that the Company will be able to continue to do so. There is no assurance that, if and when FDA premarket approval is obtained, the ComfortScan system as an adjunct to mammography will achieve market acceptance to achieve meaningful sales or profitability. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair value. Pro forma disclosure is no longer an alternative. The adoption of this standard increased loss from operations for options issued to employees, not previously required to be expensed, in the amount of $372,962 and increased basic and diluted earnings per share by less than $0.01 per share.

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Summary of Significant Accounting Policies

Equity-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding as the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is generally recognized as non cash compensation on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair values. The non cash compensation expense for the quarter ended March 31, 2006 was $379,755, including $6,793 of expenses for consultants. As of March 31, 2006, there was $959,849 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan that is expected  be recognized between April 2006 through February 2010.

Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R.

The following table illustrates the pro forma effect on the Company’s net loss applicable to common stock and loss per share as if the company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three months ended March 31, 2005.

Net loss applicable to common stock, as reported	$(2,200,086)
Add total stock-based compensation, as reported	417
Deduct total stock-based compensation determined
under fair value based method for all awards	(173,114)
Pro forma net loss applicable to common stock	$(2,372,783)
Basic and diluted loss per common share - as reported	$(0.05)
Pro forma loss per share basic and diluted	$(0.05)

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended March 31, 2006, the Board of Directors granted stock options to purchase 4,400,000 shares of the Company’s stock. Of these options granted, 4,000,000 were awarded to the Chairman and Vice Chairman of the Board of Directors. The Company was unable to issue 1,113,910 of these stock options, as they were in excess of the amount allowed by the 2000 Stock Incentive Plan (“Option Plan”). These options will be issued once there are sufficient shares of common stock outstanding in accordance with the provisions of the Option Plan. These options have various exercise prices from $.10 to $.50 per share and they expire between 5 and 10 years from the date of grant. Subsequent to March 31, 2006, the Board of Directors authorized the modification of all previously granted options to employees, board of directors and certain consultants. Approximately 10,000,000 options have been modified to reflect option prices from $0.08 per share to $0.20 per share. This will result in certain additional charges in future periods beginning in the quarter ended June 30, 2006. At this time, the amount of these expenses has not yet been determined.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. There were no common stock equivalents consisting of options, warrants and convertible preferred shares which were required to be included in the calculation of diluted loss per share for the periods presented since their inclusion would be antidilutive. The total number of stock options, warrants and convertible preferred shares outstanding as of March 31, 2006 was 9,961,590, 34,231,719 and 2,957,130 respectively.

Recently Issued Accounting Standards

In May 2005, the FASB issued FASB 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have an effect on the Company’s financial statements.

On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”):  a)  The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, “Accounting for Income Taxes.” Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.  b)  The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.  c)  Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements).  The adoption of this pronouncement did not have a material impact on the Company's financial statements.

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

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(unaudited)

EITF Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. The Company does not believe the adoption of this pronouncement will have an impact on the Company’s consolidated financial statements.

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial statements.

4. Common Stock

During the three months ended March 31, 2006, the Company issued 19,084 shares of common stock to a Series A preferred stockholder converting one share of outstanding Series A preferred shares into shares of common stock.

5. Series A Preferred Convertible Shares

On July 30, 2004, the Company completed a private placement financing in which it sold 206.45 Series A preferred shares, which are convertible into 2,580,667 shares of common stock, for $25,000 per share. Proceeds from the transaction were $4,208,167, net of fees. The Company also issued 2,580,667 four-year investor warrants to purchase common stock at an exercise price of $3.00 per share. Deemed dividends of $29,589 and $36,877 for the three month periods ended March 31, 2006 and 2005, respectively, consisted of imputed dividends resulting from increasing rate preferred stock in accordance with Staff Accounting Bulletin ("SAB") Topic 5.Q, "Increasing Rate Preferred Stock." In connection with the December 17, 2004 sale of 6,000,000 shares of common stock and the March 30, 2005 sale of 21,000,000 million shares of common stock, we reduced the conversion price of the Series A preferred shares from $2.00 per share to $1.31 per share. The anti-dilution provisions for the Series A preferred shares expires on July 30, 2006. Subsequent to March 31, 2006, the conversion price of the Series A preferred shares were reduced to $0.37 per share in conjunction with the warrant reset. See Subsequent Events note below.

6. Legal Proceedings

In the ordinary course of business, the Company may become a party to legal or regulatory proceedings resulting from litigation, claims, or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on the business. Currently there is no material litigation threatened or pending involving the Company except for the following:

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(unaudited)

On April 15, 2005, the Company filed suit in the Supreme Court of the State of New York, County of New York, Index No. 601348/05, against Brian Vodicka, a former member of the Company’s Board of Directors, alleging breach of contract and breach of fiduciary duty and seeking specific performance and injunctive relief preventing the disclosure and requiring the return of certain confidential and proprietary documents. On July 11, 2005, the New York Supreme Court issued an order preliminarily enjoining Mr. Vodicka from using documents or information provided to Mr. Vodicka by the Company wrongfully and in violation of the confidentiality agreement between Mr. Vodicka and the Company and requiring the return of all confidential and proprietary documents held by Mr. Vodicka. On March 29, 2006, the New York Supreme Court issued an order and judgment permanently enjoining Mr. Vodicka from using documents or information provided to him by the Company wrongfully and in violation of his confidentiality agreement and requiring the return of all confidential and proprietary documents still in his possession.

On July 13, 2005, Mr. Vodicka filed a complaint with the U.S. Occupational Safety and Health Administration of the Department of Labor (“OSHA”) under the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002 (“SOX”) alleging that the Company had harassed him by filing the above-referenced New York lawsuit against him. On September 9, 2005, the Secretary of Labor, acting through her agent, the Region VI Regional Administrator of OSHA, announced that she had investigated the complaint and determined that it had no merit, that it should be dismissed, and that there was no reasonable cause to believe that the Company had violated SOX. Mr. Vodicka filed an appeal of these findings in the U.S. Department of Labor’s Office of Administrative Law Judges. On December 23, 2005 a Labor Department administrative law judge granted the Company’s motion for summary judgment dismissing Vodicka’s OSHA complaint. In doing so, the administrative law judge held that Vodicka’s argument that the Company had violated SOX by filing the New York lawsuit was “conclusory and unpersuasive.” Mr. Vodicka has, in turn, appealed the administrative law judge’s decision to the Administrative Review Board of the Labor Department. The Company shares the views of the regional administrator and the administrative law judge that Mr. Vodicka’s allegations are without merit and intends to continue to vigorously defend against the Vodicka claims.

On July 15, 2005, the Company was served with a complaint that had been filed in the United States District Court for the Western District of Texas on July 5, 2005 by Steve Aubrey and a group of other stockholders, many of whom are associated with Mr. Vodicka, alleging, among other things, that the Company and certain of its officers and directors, as well as two of its previous advisors, had violated federal and state securities laws and seeking damages, interest, and attorneys’ fees and costs. On July 28, 2005 Mr. Vodicka himself filed a complaint against the same defendants in the same court containing substantially the same allegations and claims. On September 24, 2005 the Company received an Amended Complaint consolidating the Aubrey and Vodicka suits. On October 6, 2005 plaintiffs filed self-executing papers in the Western District of Texas voluntarily dismissing their claims without prejudice. Shortly thereafter, several plaintiffs moved to withdraw or vacate their voluntary dismissals. In addition, plaintiffs’ counsel petitioned the court to withdraw from the case. Plaintiffs’ motions to withdraw or vacate their voluntary dismissals were denied and plaintiffs’ counsel’s motion to withdraw was dismissed as moot on November 28, 2005. Mr. Vodicka’s counsel in the Western District of Texas thereupon withdrew from representing Mr. Vodicka and the other plaintiffs. On December 27, 2005, Mr. Vodicka and several other plaintiffs represented by new counsel re-initiated litigation in the Western District of Texas alleging substantially the same allegations as to the Company and certain officers and directors as those contained in the prior complaint which had been dismissed without prejudice. Defendants filed motions to dismiss the complaint in its entirety. In response to the defendants’ motions, the Court granted plaintiffs permission to file one last amended complaint wherein plaintiffs could address the deficiencies detailed in defendants’ motions to dismiss. On March 29, 2006, plaintiffs filed their amended complaint against the Company and some but not all of the individual officers and directors named in the December, 2005 complaint. (The other Company officers and directors were voluntarily dropped from the litigation, as was one of the Company’s previous advisors.) The plaintiffs have claimed that the Company and certain of its officers and directors made material omissions and/or misrepresentations and that this caused plaintiffs to privately purchase shares of the Company’s stock at allegedly artificially inflated prices. On April 12, 2006 the United States District Court for the Western District of Texas ruled that the March 29, 2006 version of the complaint now contained sufficient allegations to allow the case to proceed to the discovery phase. The Company believes that the allegations are without merit and that they stem from plaintiffs’ dissatisfaction with the current market price of the Company’s stock. The Company intends to continue to vigorously defend against plaintiffs’ claims. However, we are unable to predict the outcome of the claims and accordingly, no amounts have been provided for in the financial statements.

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(unaudited)

A dispute has arisen between the Company and one of its insurance carriers, North River Insurance Company (“North River”), concerning the carrier’s duty to defend and indemnify the Company and its officers and directors in connection with litigation matters. Due to conflicting positions taken by North River regarding the scope of its contractual coverage obligations, the Company has initiated an action in the Superior Court of the State of New Jersey to compel North River to defend and indemnify the Company and its officers and directors in accordance with its insurance policy. The action against North River is in its early stages, and we are, accordingly, unable to predict the outcome of the matter.

6. Subsequent Events

On April 28, 2006, the Company entered into the Securities Purchase Agreement in which the Company sold Convertible Debentures in the aggregate face or principal amount of $6,000,000, or $5,250,000 in aggregate cash subscription amount reflecting a 12.5% discount, half of which subscriptions were funded at closing and the other half will be funded shortly following the effective date of the Company’s first registration statement filed in connection therewith.

The Debentures have a term of 16 months and come fully due on August 28, 2007. The Debentures are convertible at the option of the holder at any time and from time to time into shares of common stock of the Company at a conversion price equal to the lower of $.08 per share of common stock (initially 75,000,000 shares of common stock) or 80% of the five-day volume weighted average price of the shares prior to conversion with a floor price of $.02 per share. The Debentures are callable under certain circumstances and are secured by substantially all the assets of the company.

Pursuant to the Securities Purchase Agreement, the Company also issued three series of Common Stock Purchase Warrants to the Purchasers (the “Warrants”). The Series A and Series B Common Stock Purchase Warrants are exercisable until April 28, 2009 to purchase initially up to 112,500,000 shares of common stock, 75,000,000 shares at an exercise price of $.15 per share and 37,500,000 shares at an exercise price of $.50 per share (the “Exercise Prices”). These warrants contain provisions to adjust the Exercise Prices in the event that the Company issues common stock in a financing transaction at a price less than the then respective Exercise Price, in which case the Exercise Price shall be reduced to the price at which such common stock was issued. The Series C Common Stock Purchase Warrant is exercisable until the earlier of (i) the later of December 31, 2006 or the one-month anniversary of the effective date of the first registration statement or (ii) May 28, 2007, to purchase up to 75,000,000 shares of common stock at an exercise price of $.08 per share. The Series A and Series C warrants are callable under certain circumstances.

Simultaneous with this financing, the Company closed a warrant reset offered to all existing warrant holders. Participating warrant holders were allowed to exercise their warrants at an exercise price of $.08 per share. In that connection, the Company issued 10,492,000 shares of registered common stock, and issued three-year warrants to purchase 10,492,000 shares of common stock at an exercise price $.15 per share, as well as three-year warrants to purchase 5,246,000 shares of common stock at an exercise price $.50 per share. The Company realized net cash proceeds of approximately $839,000 in the transaction. No placement agent fees were associated with this warrant reset. The Company also reduced the conversion price of its Series A Preferred Stock from $1.31 per share to $.37 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation

We completed a reverse merger transaction on December 9, 2003 with Lions Gate Investment Limited, a Nevada corporation formed on October 29, 1999. Until the merger, Lions Gate engaged in oil and gas exploration activities, which Lions Gate discontinued following the merger and succeeded to the business of the Company Medical Systems. The directors and management of DOBI Medical Systems thereupon became the directors and management of Lions Gate. On January 30, 2004, we changed our corporate name from Lions Gate Investment Limited to DOBI Medical International and changed our state of incorporation from Nevada to Delaware pursuant to an Agreement and Plan of Merger dated as of January 29, 2004, between Lions Gate and DOBI Medical International. DOBI Medical Systems currently remains a wholly-owned subsidiary of DOBI Medical International.

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

Since our post-merger business is that of DOBI Medical only, the information in this report is that of DOBI Medical International as if DOBI Medical Systems had been the registrant for all the periods presented in this report. Management’s Discussion and Analysis or Plan of Operation presented in this Item 2 and the unaudited consolidated financial statements presented in Item 1 of this report include those of DOBI Medical Systems prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

For accounting purposes, DOBI Medical Systems was the acquirer in the reverse merger transaction, and consequently the transaction is treated as a recapitalization of the company. DOBI Medical’s financial statements are the historical financial statements of the post-merger entity, DOBI Medical International.

Overview

We are a developmental stage company with no significant revenues. Our goal is to establish the ComfortScan® system as the new standard of breast imaging diagnostic care in the United States and international medical community. The first steps in attaining this goal are to receive U.S. Federal Food and Drug Administration (“FDA”) approval for our ComfortScan system as an adjunct to mammography and establish our ComfortScan system as a recognized and widely utilized technology to aid physicians in the effective diagnosis of breast cancer.

During 2004, we released version 1.0 of our ComfortScan system, renewed our CE Mark, implemented FDA and quality systems standards, invested in production-level tooling, established a manufacturing facility compliant with good manufacturing practices, received our FDA Export Certificate, finalized agreements with several international distributors in select countries in Latin America, Europe and the Asia-Pacific regions, verified and validated our first release of the ComfortScan system, and sold and shipped 12 revenue-producing and production level ComfortScan investigative units to international markets for the purpose of conducting local clinical regulatory and marketing studies. In addition, our Premarket Approval (“PMA”) clinical trial protocol was accepted by the FDA, we delivered and installed our ComfortScan system in our first three PMA sites, and we trained those sites and commenced the collection of patient scan data pursuant to our PMA clinical trial protocol. The PMA clinical trial protocol requires the enrollment of patients between the ages of 18 and 50 for the purpose of conducting a blinded read of 120 benign cases and 120 malignant cases comparing the diagnostic results achieved by a combination of ComfortScan® and mammography against the diagnostic results of mammography alone, both comparing to biopsy results.

Currently, we have enrolled more than 1,500 patients. We are in the process of examining the patient scan data being collected in order to determine whether we have a sufficient number of acceptable malignant and benign cases in order to conduct a blinded read in accordance with our PMA clinical trial protocol. When we have determined that we have a sufficient number of cases in order to conduct the blinded read, we will close enrollment and conduct a blinded read of the patient data in accordance with the PMA clinical trial protocol.

In the first quarter 2006, we released ComfortScan version 2.0. The Windows®-based, ComfortScan 2.0 software suite consists of three individual elements, including ComfortScan acquisition software for patient data acquisition, ComfortNet™ for image database management, and ComfortView™ for image processing and display, allowing for reading and diagnostic interpretation by physicians. Highly sophisticated imaging processing and display capabilities make the image data available to physicians for reading in near real time, facilitating the diagnostic process. However, we need to improve diagnostic specificity as a condition to the PMA submission to the FDA.

In April 2006 the Russian Federal Service of Health Care and Social Development Control granted the Company's ComfortScan® system approval for use in connection with the diagnosis of breast cancer for the Russian Federation pursuant to certificate number 2006/415. This approval extends for a 10-year period through April 2016.

We recently completed a clinical study in Beijing, China. Documentation of this study has been submitted for review by the Chinese State Food and Drug Administration (SFDA), China’s medical device approving authority. We recently met with a panel of independent physicians selected by the SFDA regarding our ComfortScan system and results of our clinical trials, and we have since submitted additional data to the SFDA for their consideration. After a full review by the SFDA of all relevant data, the SFDA will determine whether to grant approval for the sale of ComfortScan systems in China. However, this approval cannot be assured.

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

In the event that we are unable to obtain debt or equity financing or we are unable to obtain financing on terms and conditions that are acceptable to us, we may have to cease or severely curtail our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. So far, we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so. Moreover, there is no assurance that, if and when FDA premarket approval is obtained, our ComfortScan system will achieve market acceptance or that we will achieve a profitable level of operations. The accompanying financial statements in Item 1 of this report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Application of Critical Accounting Policies

We generally recognize revenue upon the shipment of our product to our customers except for the initial maintenance component. That component is deferred and is recognized on a straight-line basis over the initial maintenance term.

Effective January 1, 2006, the Company adopted SFAS 123R which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123 Accounting for Stock-Based Compensation. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carry forwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. We believe it is more likely than not that we will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $10,200,000 is provided.

As of March 31, 2006, we had approximately $26,300,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2025. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.

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

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

Revenues for the quarter ended March 31, 2006 were approximately $107,000. Although this is an increase of 72% over the same period in the prior year, sales have been limited to investigational units up to this point in time.

Cost of sales was approximately $311,000 for the three months ended March 31, 2006, creating a gross loss of approximately $204,000, due to the limited sales for the period. We maintain a manufacturing facility with a breakeven point of approximately 15 devices per quarter. Production volumes of less than 15 units per quarter will continue to negatively affect gross profit margins. Production in 2006 will be limited to producing units primarily for international sales requirements.

Research and development expenses increased approximately $212,000, or 47%, from $448,000 to approximately $660,000 for the three months ended March 31, 2006 as compared to the same period in the prior year. We expended approximately $191,000 more for the three months ended March 31, 2006 compared to the prior year for additional personnel and consulting services in connection with the continued development of the ComfortScan system.
General and administrative expenses increased approximately $393,000, or 49%, from $795,000 to approximately $1,189,000 for the three months ended March 31, 2006 as compared to the same period in the prior year. Reported personnel related costs increased $146,000 for the current period over that of the prior year due to recording $307,000 of stock option expense to the general and administration department during the current year due to the adoption of SFAS 123R, offset by a decrease in actual payroll related expense of $161,000 compared to the same period in the prior year. In addition, we incurred $325,000 in legal expenses, an increase of $284,000 over the prior year.

Clinical program expenses increased approximately $1,070,000, to $1,456,000 for the three months ended March 31, 2006 as compared to the same period in the prior year due to the expansion of the PMA clinical trials. PMA clinical trial costs totaled $1,143,000 during the quarter ended March 31, 2006, an increase of $910,000 over that of the same period in the prior year. These costs included device costs, site costs, personnel and consulting costs, and travel expenses. In addition, the Company expanded its medical staffing in the clinical department at a cost of approximately $69,000 during the three months ended March 31, 2006 over that of the same period in the prior year.

Sales and marketing expenses of approximately $223,000 for the three months ended March 31, 2006, reflect a decrease of approximately $36,000 as compared to the same period in the prior year. This was primarily due to the decrease in personnel costs.

Interest expense for the three months ended March 31, 2006 and 2005 was insignificant.

Liquidity and Capital Resources

We have financed our operations since inception through private issuances of equity securities, generating approximately $44,500,000 in gross proceeds to date, described chronologically below.

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

On March 30, 2005, we completed a private placement of 21,000,000 shares of our common stock at a price of $.50 per share, and warrants to purchase 10,500,000 shares of our common stock at an exercise price of $.75 for the first 5,250,000 shares and $1.25 for the next 5,250,000 shares, resulting in aggregate gross cash proceeds of $10,500,000 and approximate net cash proceeds of $9,665,000.

On April 28, 2006, the Company entered into the Securities Purchase Agreement in which the Company sold convertible debentures in the aggregate face or principal amount of $6,000,000, or $5,250,000 in aggregate cash subscription amount reflecting a 12.5% discount, half of which subscriptions were funded at closing and the other half will be funded shortly following the effective date of the Company’s first registration statement filed in connection therewith.

The debentures have a term of 16 months and come fully due on August 28, 2007. The debentures are convertible at the option of the holder at any time and from time to time into shares of common stock of the Company at a conversion price equal to the lower of $.08 per share of common stock (initially 75,000,000 shares of common stock) or 80% of the five-day volume weighted average price of the shares prior to conversion, but in no event less than $.02 per share. The Debentures are callable under certain circumstances.

Pursuant to the Securities Purchase Agreement, the Company is also issuing three series of Common Stock Purchase Warrants to the Purchasers (the “Warrants”). The Series A and Series B Common Stock Purchase Warrants are exercisable until April 28, 2009 to purchase initially up to 112,500,000 shares of common stock, 75,000,000 shares at an exercise price of $.15 per share and 37,500,000 shares at an exercise price of $.50 per share (the “Exercise Prices”). These warrants contain provisions to adjust the Exercise Prices in the event that the Company issues common stock in a financing transaction at a price less than the then respective Exercise Price, in which case the Exercise Price shall be reduced to the price at which such common stock was issued. The Series C Common Stock Purchase Warrant is exercisable until the earlier of (i) the later of December 31, 2006 or the one-month anniversary of the effective date of the first registration statement file in connection therewith or (ii) May 28, 2007, to purchase up to 75,000,000 shares of common stock at an exercise price of $.08 per share. The Series A and Series C warrants are callable under certain circumstances.

Simultaneous with this financing, the Company closed a warrant reset offered to all existing warrant holders. Participating warrant holders were allowed to exercise their warrants at an exercise price of $.08 per share. In that connection, the Company issued 10,492,000 shares of registered common stock, and issued three-year warrants to purchase 10,492,000 shares of common stock at an exercise price $.15 per share, as well as three-year warrants to purchase 5,246,000 shares of common stock at an exercise price $.50 per share. The Company realized net cash proceeds of approximately $839,000 in the transaction. No placement agent fees were associated with this warrant reset.

As of March 31, 2006, we had cash and cash equivalents of approximately $19,000. Net cash used in operating activities during the three months ended March 31, 2006 totaled approximately $2,281,000, and capital expenditures totaled approximately $12,000. For the balance of 2006, we have no significant capital expenditure commitments. In connection with the financing closed April 2006 financing referred to above, we have reduced our operating expenses and expect net cash used in operating activities for 2006 to be less than $9 million, which includes approximately $2,700,000 in PMA clinical trial project costs.

We are a development stage enterprise and, as such, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing. We have yet to generate a positive internal cash flow, and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

In the event that we are unable to obtain debt or equity financing or we are unable to obtain financing on terms and conditions that are acceptable to us, we may have to cease or severely curtail our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. So far, we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Certain statements in this report contain information that include or are based upon, certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including without limitation, those relating to our ability to timely and successfully complete our U.S. FDA premarket approval (“PMA”) clinical trials, as well as our other clinical trials being conducted around the world; our ability to timely and successfully complete and submit to the FDA our PMA application of the PMA clinical trial results; the timely and final approval by local foreign governments of our ComfortScan system as an adjunct to mammography in various international markets; the success and continued improvements of our product development and research efforts, including without limitation, our ability to timely and successfully release version 2.1 and subsequent versions of our ComfortScan system; our ability to timely meet U.S. and foreign government laws and industry standards; our ability to meet U.S. and foreign medical device quality regulation standards required to maintain our CE Mark, and ISO, UL and FDA export certifications; our ability to timely deliver our products into international markets; the acceptance, adoption, and use of our ComfortScan system by physicians, imaging clinics, and patients; and our ability to obtain third-party reimbursement from U.S. and foreign governments and private payers.

Any one of these or other risks, uncertainties, other factors, and any inaccurate assumptions, may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider, including the "Risk Factors" as set forth in our 2005 Annual Report on Form 10-KSB, which may be accessed from our website at www.dobimedical.com. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3. Controls and Procedures

At the period end of this Quarterly Report on Form 10-QSB, the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the quarter covered by this report, that:

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified.

The Company’s disclosure controls and procedures are effective to ensure that such information is accumulated and communicated to the Company’s management, and made known to the Company’s Interim Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the period covered by this Quarterly Report.

Part II Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company may become a party to legal or regulatory proceedings resulting from litigation, claims, or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on the business. Currently there is no material litigation threatened or pending involving the Company except for the following:

On April 15, 2005, the Company filed suit in the Supreme Court of the State of New York, County of New York, Index No. 601348/05, against Brian Vodicka, a former member of the Company’s Board of Directors, alleging breach of contract and breach of fiduciary duty and seeking specific performance and injunctive relief preventing the disclosure and requiring the return of certain confidential and proprietary documents. On July 11, 2005, the New York Supreme Court issued an order preliminarily enjoining Mr. Vodicka from using documents or information provided to Mr. Vodicka by the Company wrongfully and in violation of the confidentiality agreement between Mr. Vodicka and the Company and requiring the return of all confidential and proprietary documents held by Mr. Vodicka. On March 29, 2006, the New York Supreme Court issued an order and judgment permanently enjoining Mr. Vodicka from using documents or information provided to him by the Company wrongfully and in violation of his confidentiality agreement and requiring the return of all confidential and proprietary documents still in his possession.

On July 13, 2005, Mr. Vodicka filed a complaint with the U.S. Occupational Safety and Health Administration of the Department of Labor (“OSHA”) under the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002 (“SOX”) alleging that the Company had harassed him by filing the above-referenced New York lawsuit against him. On September 9, 2005, the Secretary of Labor, acting through her agent, the Region VI Regional Administrator of OSHA, announced that she had investigated the complaint and determined that it had no merit, that it should be dismissed, and that there was no reasonable cause to believe that the Company had violated SOX. Mr. Vodicka filed an appeal of these findings in the US Department of Labor’s Office of Administrative Law Judges. On December 23, 2005 a Labor Department administrative law judge granted the Company’s motion for summary judgment dismissing Vodicka’s OSHA complaint. In doing so, the administrative law judge held that Vodicka’s argument that the Company had violated SOX by filing the New York lawsuit was “conclusory and unpersuasive.” Mr. Vodicka has, in turn, appealed the administrative law judge’s decision to the Administrative Review Board of the Labor Department. The Company shares the views of the regional administrator and the administrative law judge that Mr. Vodicka’s allegations are without merit and intends to continue to vigorously defend against the Vodicka claims.

On July 15, 2005, the Company was served with a complaint that had been filed in the United States District Court for the Western District of Texas on July 5, 2005 by Steve Aubrey and a group of other stockholders, many of whom are associated with Mr. Vodicka, alleging, among other things, that the Company and certain of its officers and directors, as well as two of its previous advisors, had violated federal and state securities laws and seeking damages, interest, and attorneys’ fees and costs. On July 28, 2005, Mr. Vodicka himself filed a complaint against the same defendants in the same court containing substantially the same allegations and claims. On September 24, 2005, the Company received an Amended Complaint consolidating the Aubrey and Vodicka suits. On October 6, 2005, plaintiffs filed self-executing papers in the Western District of Texas voluntarily dismissing their claims without prejudice. Shortly thereafter, several plaintiffs moved to withdraw or vacate their voluntary dismissals. In addition, plaintiffs’ counsel petitioned the court to withdraw from the case. Plaintiffs’ motions to withdraw or vacate their voluntary dismissals were denied and plaintiffs’ counsel’s motion to withdraw was dismissed as moot on November 28, 2005. Vodicka’s counsel in the Western District of Texas thereupon withdrew from representing Vodicka and the other plaintiffs. On December 27, 2005, Vodicka and several other plaintiffs represented by new counsel re-initiated litigation in the Western District of Texas alleging substantially the same allegations as to the Company and certain officers and directors as those contained in the prior complaint which had been dismissed without prejudice. Defendants filed motions to dismiss the complaint in its entirety. In response to the defendants’ motions the Court granted plaintiffs permission to file one last amended complaint wherein plaintiffs could address the deficiencies detailed in defendants’ motions to dismiss. On March 29, 2006, plaintiffs filed their amended complaint against the Company and some but not all of the individual officers and directors named in the December, 2005 complaint. (The other the Company officers and directors were voluntarily dropped from the litigation, as was one of the Company’s previous advisors.) The plaintiffs have claimed that the Company and certain of its officers and directors made material omissions and/or misrepresentations and that this caused plaintiffs to privately purchase shares of the Company’s stock at allegedly artificially inflated prices. On April 12, 2006, the United States District Court for the Western District of Texas ruled that the March 29, 2006 version of the complaint now contained sufficient allegations to allow the case to proceed to the discovery phase. The Company believes that the allegations are without merit and that they stem from plaintiffs’ dissatisfaction with the current market price of the Company’s stock. The Company intends to continue to vigorously defend against plaintiffs’ claims. However, we are unable to predict the outcome of the claims and accordingly, no amounts have been provided for in the financial statements.

A dispute has arisen between the Company and one of its insurance carriers, North River Insurance Company (“North River”), concerning the carrier’s duty to defend and indemnify the Company and its officers and directors in connection with litigation matters. Due to conflicting positions taken by North River regarding the scope of its contractual coverage obligations, the Company has initiated an action in the Superior Court of the State of New Jersey to compel North River to defend and indemnify the Company and its officers and directors in accordance with its insurance policy. The action against North River is in its early stages, and we are, accordingly, unable to predict the outcome of the matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

a)	31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

1.	We filed a Current Report on Form 8-K on May 2, 2006 regarding the close on a secured convertible debenture financing.

2.	We filed a Current Report on Form 8-K on May 2, 2006 regarding the appointment of Steve M. Barnett as Vice Chairman of Operations and Michael R. Jorgensen as Interim Chief Executive Officer, and the resignation of Phillip C. Thomas as President, Chief Executive Officer and Director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOBI MEDICAL INTERNATIONAL, INC.

Date: May 12, 2006	By:	/s/ Michael R. Jorgensen
Michael R. JorgensenInterim
Chief Executive Officer andChief Financial Officer