Form 10QSB
period 2006-06-30
DOBI MEDICAL INTERNATIONAL INC
filed 2006-09-20
CIK 1111697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ___________

Commission File No.:  0-32523

DOBI MEDICAL INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware	98-0222710
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1200 MacArthur Blvd.	07430
Mahwah, NJ	(Zip Code)
(Address of principal executive offices)

           (201) 760-6464
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☐ No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of September 15, 2006, 76,902,721 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒.

DOBI Medical International, Inc.

June 30, 2006 Form 10-QSB Quarterly Report

Table of Contents

		Page
Part I Financial Information		3

Item 1.	Financial Statements	3

Unaudited Condensed Consolidated Balance Sheet at June 30, 2006		3

Unaudited Condensed Consolidated Statements of Operations for the Three and
	Six Month Periods ended June 30, 2006 and 2005 and for the Period from
	September 7, 1999 (Inception) to June 30, 2006	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three and
	Six Month Periods Ended June 30, 2006 and 2005 and for the Period from
	September 7, 1999 (Inception) to June 30, 2006	5-6

Notes to Condensed Consolidated Financial Statements		7-15

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	23

Part II Other Information		24

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		27

Part I Financial Information

Item 1. Financial Statements

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
June 30, 2006
(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$133,619
Accounts receivable	-
Prepaid expenses and other current assets	81,065
Inventory	370,879
Total current assets	585,563

Property and equipment, net	446,585
Intangible assets, net	4,728
Other assets	358,996
Total assets	$1,395,872

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$478,165
Accrued expenses	2,104,765
Debentures payable	375,000
Fair-value of warrant	750,000
Fair-value of embedded conversion debentures	1,500,000
Deferred revenue	12,600
Total current liabilities	5,220,530

Stockholders' deficiency
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 155 issued and outstanding (liquidation preference $4,107,431)	-
Common stock, $.0001 par value, 940,000,000 shares
authorized, 76,902,721issued and outstanding	7,690
Additional paid-in capital	37,431,850
Deficit accumulated during development stage	(41,264,198)
Total stockholders' deficiency	(3,824,658)
Total liabilities and stockholders' deficiency	$1,395,872

See notes to consolidated financial statements

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

					Period from
					September 7,
					1999
	Three months ended		Six months ended		(inception) to
	June 30		June 30		June 30
	2006	2005	2006	2005	2006

Revenue
Product	$-	$92,300	$89,000	$137,314	$630,110
Service	6,900	18,450	25,350	35,850	108,900
	6,900	110,750	114,350	173,164	739,010
Cost of sales
Product	141,725	101,635	381,835	284,248	1,332,133
Service	49,245	67,949	120,628	130,837	404,757
	190,970	169,584	502,463	415,085	1,736,890
Gross loss	(184,070)	(58,834)	(388,113)	(241,921)	(997,880)

Research and development expenses	507,140	469,818	1,166,799	917,908	12,366,033
General and administrative expenses	1,570,530	695,829	2,759,281	1,491,309	12,510,215
Clinical program expenses	839,517	639,978	2,295,136	1,025,820	8,297,390
Sales and marketing expenses	176,964	224,303	400,220	483,868	5,438,108
Total operating expenses	3,094,151	2,029,928	6,621,436	3,918,905	38,611,746

Operating loss	(3,278,221)	(2,088,762)	(7,009,549)	(4,160,826)	(39,609,626)

Other income (expense)
Interest expense	(452,152)	(2,802)	(454,924)	(5,061)	(2,636,472)
Change in fair value of warrants and embedded
Conversion option of debentures	375,000	-	375,000	-	375,000
Interest and other income	2,035	54,182	7,303	58,523	327,236
Loss before income taxes	(3,353,338)	(2,037,382)	(7,082,170)	(4,107,364)	(41,543,862)
Income tax benefit	-	-	-	-	279,664
Net loss	(3,353,338)	(2,037,382)	(7,082,170)	(4,107,364)	(41,264,198)
Deemed dividend on preferred stock	(29,589)	(35,604)	(59,178)	(72,481)	(1,001,511)
Preferred Stock dividends	(77,478)	(93,228)	(154,456)	(186,455)	(714,318)

Net loss applicable to common stock	$(3,460,405)	$(2,166,214)	$(7,295,804)	$(4,366,300)	$(42,980,027)

Basic and diluted loss per common share	$(0.05)	$(0.03)	$(0.10)	$(0.08)

Weighted average common shares, basic and diluted	73,674,375	65,374,169	70,041,108	54,841,197

See notes to consolidated financial statements

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			Period from
	Six months ended		September 7,1999
	June 30		(inception) to
	2006	2005	June 30, 2006
Operating activities
Net loss	$(7,082,170)	$(4,107,364)	$(41,264,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,919	114,710	705,422
Amortization of financing costs	72,698	-	927,041
Loss on sale of equipment	-	-	3,583
Write-off of purchased in-process research and development costs	-	-	1,023,525
Interest receivable in connection with share subscription
notes charged to equity	-	-	(14,625)
Stock based compensation	661,714	1,135	1,113,079
Accrued interest converted to equity	-	-	340,454
Accretion of discount on debt	375,000	-	1,183,113
Change in fair value of warrants and embedded conversion debentures	(375,000)	-	(375,000)
Common stock warrants in connection with
the conversion of notes payable	-	-	61,806
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	31,585	(51,000)	-
(Increase) in inventory	(22,227)	(236,653)	(370,879)
(Increase) decrease in other current assets	45,084	(38,810)	(80,843)
(Increase) decrease in other assets	(4,499)	-	38,497
Increase (decrease) in accounts payable	(60,625)	(33,672)	743,640
Increase in accrued expenses	975,602	2,794	1,520,730
Increase (decrease)in deferred revenue	(11,850)	(11,400)	12,600
Net cash used in operating activities	(5,259,769)	(4,360,260)	(34,432,055)

Investing activities
Purchase of business, net of cash received	-	-	(500,000)
Purchase of property and equipment	(16,644)	(81,052)	(1,028,011)
Patent costs	-	-	(43,022)
Proceeds from sale of equipment	14,574	-	14,824
Net cash used in investing activities	(2,070)	(81,052)	(1,556,209)

Financing activities
Proceeds from founding members	-	-	525,000
Cash paid for transaction costs associated with equity transactions	-	(835,000)	(2,843,107)
Cash paid for transaction costs associated with debt transactions	(381,666)	-	(1,101,151)
Deferred offering costs	-	-	(75,000)
Proceeds from subscriptions receivable - Class A preferred shares	-	-	940,020
Dividends - Class A redeemable convertible preferred units	-	-	(132,689)
Proceeds from share subscription note - related party	-	-	239,625
Proceeds from Series 1 and Series 2 Convertible Notes - net	-	-	4,386,000
Proceeds from notes payable, net	-	-	3,113,799
Proceeds from debentures	2,625,000	-	2,625,000
Proceeds from sale of common stock	839,370	10,500,000	24,465,519
Net proceeds from sale of preferred stock	-	-	4,208,167
Repayment of notes payable	-	-	(229,300)
Net cash provided by financing activities	3,082,704	9,665,000	36,121,883

Increase in cash and cash equivalents	(2,179,135)	5,223,688	133,619
Cash and cash equivalents at beginning of year/period	2,312,754	2,454,608	-
Cash and cash equivalents at end of year/period	$133,619	$7,678,296	$133,619

See notes to consolidated financial statements

DOBI Medical International, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)
(unaudited)

			Period from
	Six months ended		September 7,1999
	June 30		(inception) to
	2006	2005	June 30, 2006
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$7,226	$5,061	$113,728

Income taxes paid	$-	$-	$-
Purchase of business, net of cash received:
Fair value of assets purchased	-	-	$(109,693)
Acquisition of in-process research and development costs	-	-	(1,023,525)
Assumption of promissory notes	-	-	417,877
Transaction costs	-	-	56,250
Issuance of shares	-	-	159,091
Net cash used to acquire business	$-	$-	$(500,000)

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	$-	$-	$8,026,451
Conversion of preferred shares to common stock	$25,000	$206,454	$2,595,346
Preferred stock dividends	$154,456	$186,454	$714,318
Deemed dividends to preferred stock shareholders	$59,178	$72,481	$1,001,511
Share subscription note	$-	$-	$239,625
Issuance of common warrants for consulting	$-	$-	$398,548
Accretion of Class A redeemable convertible preferred shares	$-	$-	$364,334

See notes to consolidated financial statements

1. Organization of Business

The condensed consolidated financial statements include the accounts of DOBI Medical International, Inc. and its wholly-owned subsidiary, DOBI Medical Systems, Inc. All significant inter-company balances and transactions have been eliminated.

The Company was formed to acquire and further develop a new technology for imaging of the human body, referred to as Dynamic Optical Breast Imaging (“DOBI” ®).

2. Basis of Presentation

On June 13, 2006, DOBI Medical International, Inc. (the “Company”) furloughed all its officers and employees, including its Interim Chief Executive Officer and Chief Financial Officer, because it had insufficient funds to continue to make payroll beyond June 13, 2006.  The Company is actively seeking alternatives in order to resume operations as soon as possible; however, no assurance can be given that it will be able to do so.

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

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

The Company is currently insolvent, and is actively seeking both financing and a strategic partner. In the event that the Company is unable to obtain debt or equity financing or unable to obtain such financing on terms and conditions that are acceptable to the Company or unable to, we will have to cease our operations. These factors raise substantial doubt about the Company’s ability to continue its existence as a going concern. There is no assurance that the Company will be able to timely obtain financing or a strategic partner before it exhausts its liquid resources and files for bankruptcy. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair value. Pro forma disclosure is no longer an alternative. The adoption of this standard increased loss from operations for options issued to employees, not previously required to be expensed, in the amount of $274,780 and $647,743 for the three and six months ended June 30, 2006 respectively and decreased basic and diluted earnings per share by less than $0.01 per share.

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

The 2000 Stock Incentive Plan incentive plan permits total share awards of the greater of 25,000,000 or 15% of issued and outstanding common shares. No option will have a term of in excess of 10 years. The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding as the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is generally recognized as non cash compensation on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair values. The non cash compensation expense for the three and six months periods ended June 30, 2006 was $281,592 and $661,349 respectively, including $6,812 and $13,605 of expenses for consultants for the same corresponding periods. As of June 30, 2006, there was $58,069 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan that is expected to be recognized between July 2006 through February 2010.

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

The following table illustrates the pro forma effect on the Company’s net loss applicable to common stock and loss per share as if the company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three and six months ended June 30, 2005.

	3 months	6 months
Net loss applicable to common stock, as reported	($2,166,214)	($4,366,300)
Add total stock-based compensation, as reported	$718	$1,135
Deduct total stock-based compensation determined
under fair value based method for all awards	($255,854)	($428,968)
Pro forma net loss applicable to common stock	($2,421,350)	($4,794,133)
Basic and diluted loss per common share - as reported	($0.03)	($0.08)
Pro forma loss per share basic and diluted	($0.04)	($0.09)

During the six months ended June 30, 2006, the Board of Directors granted stock options to purchase 10,331,250 shares of the Company’s stock. Of these options granted, 9,931,250 were awarded to members of the Board of Directors. These options have various exercise prices from $.02 to $.50 per share and they expire between 5 and 10 years from the date of grant. On May 1, 2006, the Board of Directors authorized the modification of all previously granted options to employees, board of directors and certain consultants. 9,772,375 options have been modified to reflect option prices from $0.08 per share to $0.20 per share. This resulted in an additional charge of $113,939 representing the incremental fair value of the modification during the three months ended June 30, 2006. On June 13, 2006, the Company furloughed all of its officers and employees. Pursuant to the terms of the option plan, unvested options were immediately forfeited.

The following table summarizes the Company’s stock options for the six months ended June 30, 2006.

		Weighted
		average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding -beginning of period	6,739,250	$1.16	$-

Granted	10,331,250	$0.13	$-

Exercised	-	$-	$-

Forfeited	(2,902,000)	$(0.13)	$-

Outstanding-end of period	14,168,500	$0.17	$-

Exercisable-end of period	8,011,417	$0.37	$-

The fair value of such options was determined based on the Black-Scholes pricing model. During the six months ended June 30, 2006, the Company granted 10,331,250 options to purchase common stock. During the six month period, the Company assumed a risk-free interest rate of 5.0%, expected lives of 2 years, expected volatility of 132% and an expected dividend yield of 0%.

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the six month period ending June 30, 2006 is as follows.

		Weighted Average
	Shares	Fair Value

Nonvested- beginning of period	4,139,625	$0.49

Granted	10,331,250	$0.01

Vested	(5,562,000)	$(0.01)

Forfeited	(2,751,792)	$(0.01)

Nonvested- end of period	6,157,083	$0.01

The following table presents options outstanding as of June 30, 2006 and their exercise prices and contractual remaining lives. The options have exercise prices ranging from $.08 per share to $3.46 per share and a weighted average remaining contractual life of 6.17 years.

		Remaining
	Exercise	Life
Shares	Price	in years
983,188	$0.08	0.21
491,594	$0.14	0.21
491,594	$0.20	0.21
34,750	$1.48	0.83
87,500	$0.08	2.44
43,750	$0.14	2.44
43,750	$0.20	2.44
25,000	$0.08	2.59
12,500	$0.14	2.59
12,500	$0.20	2.59
12,500	$0.08	3.27
6,250	$0.14	3.27
6,250	$0.20	3.27
25,000	$0.08	3.45
12,500	$0.14	3.45
12,500	$0.20	3.45
650,000	$0.08	3.83
325,000	$0.14	3.83
325,000	$0.20	3.83
62,500	$0.08	4.00
31,250	$0.14	4.00
31,250	$0.20	4.00
25,000	$0.45	4.19
40,625	$0.08	4.20
20,313	$0.14	4.20
20,313	$0.20	4.20
97,500	$2.31	4.20
32,500	$2.31	4.47
2,000,000	$0.08	4.65
1,000,000	$0.14	4.65
1,000,000	$0.20	4.65
39,000	$3.46	4.70
125,000	$0.02	5.00
30,875	$1.38	6.00
5,000	$0.89	8.63
3,003,125	$0.08	10.00
1,501,563	$0.14	10.00
1,501,563	$0.20	10.00

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. There were no common stock equivalents consisting of options, warrants, convertible preferred shares or convertible debentures which were required to be included in the calculation of diluted loss per share for the periods presented since their inclusion would be anti-dilutive. The total number of stock options, warrants, common shares underlying convertible preferred shares, and common shares underlying convertible debentures outstanding as of June 30, 2006 was 14,168,500, 234,852,780, 10,469,734, and 37,500,000 shares, respectively.

The total number of shares underlying warrants issued to holders in connection with the sale of the convertible debentures is 187,500,000 shares. The shares underlying the convertible debentures are based on the initial conversion price of $.08 per share, although the debentures may be converted at 80% of the five-day volume weighted average price of the shares prior to conversion with a floor price of $.02 per share. In the event that the debentures outstanding as of June 30, 2006 were converted at a conversion price of $.02 per share, the Company would issue 150,000,000 shares of common stock. Pursuant to the terms of the convertible debenture and the warrants, holders may own no more than 4.99 per cent of the Company’s common stock through conversion of debentures or exercise of warrants. As a consequence of this limitation the total number of shares which may have been required to be issued to holders of the debentures through the conversion of the debentures or the sale of the warrants was approximately 99,306,000 shares.

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

EITF Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. The Company has adopted View A as discussed in Note 4.

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, which is an amendment of SFAS No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

4. Debentures Payable

On April 28, 2006, the Company entered into a Securities Purchase Agreement in which the Company sold Convertible Debentures in the aggregate face or principal amount of $6,000,000, or $5,250,000 in aggregate cash subscription amount reflecting a 12.5% discount, half of which subscriptions were funded at closing and the other half was to be funded following the effective date of the Company’s first registration statement filed in connection therewith.

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

The warrants and the embedded conversion option were accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF 05-4, View A "The effect of a Liquidated Damages Clause on a Freestanding Financial Instrument." Due to certain factors and the liquidated damage provision in the registration rights agreement, the Company determined that the embedded conversion option and the warrants are derivative liabilities. Accordingly, the warrants and the embedded conversion option will be marked to market through earnings at the end of each reporting period. The debentures and the conversion option are valued using the Black-Scholes valuation model. For the period ended June 30, 2006, the Company reflected a gain of $375,000 representing the change in the value of the warrants and conversion options. During the six months ended June 30, 2006, the Company charged to interest expense $375,000 for the accretion of the debentures associated with the debt discount. Included in the income associated with the option of the debenture is a gain of $1,875,000 associated with warrants issued in connection with the debenture, offset by a charge of $1,500,000 for the embedded conversion option.

The Registration Rights Agreement includes a liquidated damages clause, which stipulates if the registration statement is not filed by the filing date or declared effective by the effective date (September 25, 2006), then upon failure of either event the subscribers shall be entitled to liquidated damages, payable in cash, in the sum of one and a half percent (1 ½%) of the principal amount of the debentures to a maximum of 36%. This amount is greater than the difference between a registered and an unregistered share of common stock.

Simultaneous with this financing, the Company closed a warrant reset offering. Common stock holders of Company warrants were equally offered to exercise their warrants at an exercise price of $.08 per share plus warrants as described below. In that connection, the Company issued to all participating warrant holders an aggregate of 10,492,000 shares of registered common stock, and issued three-year warrants to purchase 10,492,000 shares of common stock at an exercise price $.15 per share, as well as three-year warrants to purchase 5,246,000 shares of common stock at an exercise price $.50 per share. The Company realized net cash proceeds of approximately $839,000 in the transaction. No placement agent fees were associated with this warrant reset.

Subsequent to June 30, 2006, the Company was in default of its Convertible Debentures due August 2007. The outstanding principal amount of this Debenture is $3 million. In the event of a default, the principal amount, plus liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the Holder’s election, immediately due and payable in cash at the mandatory default amount, or 130% of the principal amount.

5. Common Stock

During the six months ended June 30, 2006, the Company issued 19,084 shares of common stock to a Series A preferred stockholder converting one share of outstanding Series A preferred shares into shares of common stock. At its shareholders meeting held June 28, 2006, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock to 940 million shares.

6. Series A Preferred Convertible Shares

On July 30, 2004, the Company completed a private placement financing in which it sold 206.45 Series A preferred shares, which are convertible into 2,580,667 shares of common stock, for $25,000 per share. Proceeds from the transaction were $4,208,167, net of fees. The Company also issued 2,580,667 four-year investor warrants to purchase common stock at an exercise price of $3.00 per share. Deemed dividends of $59,178 and $72,481 for the six month periods ended June 30, 2006 and 2005, respectively, consisted of imputed dividends resulting from increasing rate preferred stock in accordance with Staff Accounting Bulletin ("SAB") Topic 5.Q, "Increasing Rate Preferred Stock." In connection with the December 17, 2004 sale of 6,000,000 shares of common stock and the March 30, 2005 sale of 21,000,000 million shares of common stock, we reduced the conversion price of the Series A preferred shares from $2.00 per share to $1.31 per share. The anti-dilution provisions for the Series A preferred shares expires on July 30, 2006. The Series A preferred shares are subject to weighted average anti-dilution provisions. On April 28, 2006, the conversion price of the Series A preferred shares were reduced to $0.37 per share in conjunction with the warrant reset pursuant to anti-dilution rights of holders. No deemed dividend was required to be recorded as the new conversion price was above the market price of the Company’s common stock as of the transaction date.

7. Legal Proceedings

In the ordinary course of business, the Company may become a party to legal or regulatory proceedings resulting from litigation, claims, or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on the business. Currently the following is pending.

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

On July 15, 2005, the Company was served with a complaint that had been filed in the United States District Court for the Western District of Texas on July 5, 2005 by Steve Aubrey and a group of other stockholders, many of whom are associated with Mr. Vodicka, alleging, among other things, that the Company and certain of its officers and directors, as well as two of its previous advisors, had violated federal and state securities laws and seeking damages, interest, and attorneys’ fees and costs. On July 28, 2005 Mr. Vodicka himself filed a complaint against the same defendants in the same court containing substantially the same allegations and claims. On September 24, 2005 the Company received an Amended Complaint consolidating the Aubrey and Vodicka suits. On October 6, 2005 plaintiffs filed self-executing papers in the Western District of Texas voluntarily dismissing their claims without prejudice. Shortly thereafter, several plaintiffs moved to withdraw or vacate their voluntary dismissals. In addition, plaintiffs’ counsel petitioned the court to withdraw from the case. Plaintiffs’ motions to withdraw or vacate their voluntary dismissals were denied and plaintiffs’ counsel’s motion to withdraw was dismissed as moot on November 28, 2005. Mr. Vodicka’s counsel in the Western District of Texas thereupon withdrew from representing Mr. Vodicka and the other plaintiffs. On December 27, 2005, Mr. Vodicka and several other plaintiffs represented by new counsel re-initiated litigation in the Western District of Texas alleging substantially the same allegations as to the Company and certain officers and directors as those contained in the prior complaint which had been dismissed without prejudice. Defendants filed motions to dismiss the complaint in its entirety. In response to the defendants’ motions, the Court granted plaintiffs permission to file one last amended complaint wherein plaintiffs could address the deficiencies detailed in defendants’ motions to dismiss. On March 29, 2006, plaintiffs filed their amended complaint against the Company and some but not all of the individual officers and directors named in the December, 2005 complaint. (The other Company officers and directors were voluntarily dropped from the litigation, as was one of the Company’s previous advisors.) The plaintiffs have claimed that the Company and certain of its officers and directors made material omissions and/or misrepresentations and that this caused plaintiffs to privately purchase shares of the Company’s stock at allegedly artificially inflated prices. On April 12, 2006, the United States District Court for the Western District of Texas ruled that the March 29, 2006 version of the complaint contained sufficient allegations to allow the case to proceed to the discovery phase. On July 28, 2006, plaintiffs served a second amended complaint adding four additional plaintiffs to the action. On September 1, 2006, plaintiffs served a motion for leave to serve a third amended complaint adding two additional individual defendants allegedly affiliated with one of DOBI’s previous advisors and an alleged corporate successor in interest to that advisor to the action. This motion is currently pending. The Company believes that the plaintiffs’ allegations are without merit and that they stem from plaintiffs’ dissatisfaction with the current market price of the Company’s stock. The Company intends to continue to vigorously defend against plaintiffs’ claims. However, we are unable to predict the outcome of the claims and accordingly, no amounts have been provided for in the financial statements.

During late 2005 and early 2006, a dispute arose between the Company and one of its insurance carriers, North River Insurance Company (“North River”), concerning the carrier’s duty to defend and indemnify the Company and its officers and directors in connection with litigation matters. Due to conflicting positions taken by North River regarding the scope of its contractual coverage obligations, the Company initiated an action in the Superior Court of the State of New Jersey to compel North River to defend and indemnify the Company and its officers and directors in accordance with its insurance policy. On July 21, 2006 the action against North River was settled and the lawsuit dismissed, and North River has agreed to provide coverage in accordance with the terms of the policy and the settlement agreement.

On or about May 30, 2006, the Company and certain current and former officers and directors of the Company received subpoenas from the U.S. Securities and Exchange Commission (the "SEC"), dated May 26, 2006, indicating that the SEC is conducting a formal investigation to determine whether there have been any violations of securities laws for the period from January 1, 2004 to the present. The Company and its officers and directors intend to continue to fully cooperate with and assist the SEC in this fact finding investigation.

Item 2. Management’s Discussion and Analysis or Plan of Operation

On June 13, 2006, DOBI Medical International, Inc. (the “Company”) furloughed all its officers and employees, including its Interim Chief Executive Officer and Chief Financial Officer, because it had insufficient funds to continue to make payroll beyond June 13, 2006.  The Company is actively seeking alternatives in order to resume limited operations as soon as possible; however, no assurance can be given that it will be able to do so.

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

Overview

We are a developmental stage company with no significant revenues. The Company is currently insolvent and is actively seeking both financing and a strategic partner. In the event that the Company is unable to obtain debt or equity financing or unable to obtain such financing on terms and conditions that are acceptable to the Company, we will have to cease our operations permanently. These factors raise substantial doubt about the Company’s ability to continue its existence as a going concern. There is no assurance that the Company will be able to timely obtain financing or a strategic partner before it runs out of cash. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In the first quarter 2006, we released ComfortScan version 2.0. The ComfortScan 2.0 software suite consists of three individual elements, including ComfortScan acquisition software for patient data acquisition, ComfortNet™ for image database management, and ComfortView® for image processing and display, allowing for reading and diagnostic interpretation by physicians. Highly sophisticated imaging processing and display capabilities make the image data available to physicians for reading in near real time, facilitating the diagnostic process. However, the Company believes that diagnostic specificity still needs improvement before conducting a blinded read of the patient data in accordance with the Pre Market Approval (PMA) clinical trial protocol and submittal of the results to the FDA. At this point, the Company does not have reason to believe that the current configuration of the ComfortScan system as required for purposes of the PMA clinical study, that diagnostic accuracy can be sufficiently improved to satisfy the PMA clinical trial protocol. The ComfortScan system is not commercially available in the U.S. as it is limited by U.S. law to investigational use.

In April 2006 the Russian Federal Service of Health Care and Social Development Control granted the Company's ComfortScan® system approval for use in connection with the diagnosis of breast cancer for the Russian Federation pursuant to certificate number 2006/415. This approval extends for a 10-year period through April 2016.

In June 2006, in order to preserve our limited cash we furloughed all of our employees and shut down the PMA clinical trial. We seek to recommence limited operations if and when we resolve of our liquidity problems, principally by obtaining debt or equity financing or a strategic partner. To date, we have been unable to do so. In the event that we are able to resolve our liquidity problems, we do not intend to reopen the PMA clinical trial since we do not believe that the diagnostic specificity of our ComfortScan system is sufficient pass the PMA clinical trial protocol. If we obtain sufficient funding, we will seek to continue to sell our ComfortScan system to our international distributors for investigational use for installation at clinical trial sites and also seek to market and sell version 2.0 of our ComfortScan system as an adjunct to mammography in those international markets where we are approved and where physicians are more interested in the sensitivity of our ComfortScan system and less concerned about specificity. Currently, the Company has no employees. A few former employees have been voluntarily performing services without compensation or the expectation of any compensation for their services, however, there can be no assurance that they will continue to do so.

We completed a clinical study in Beijing, China. Documentation of this study has been submitted for review by the Chinese State Food and Drug Administration (SFDA), China’s medical device approving authority. We recently met with a panel of independent physicians selected by the SFDA regarding our ComfortScan system and results of our clinical trials, and we have since submitted additional data to the SFDA for their consideration. We have preliminary indications that the SFDA will approve our ComfortScan system as an adjunct to mammography for sale in China, however, such final approval and certification cannot be assured or guaranteed, and even if so approved, there can be no assurances of the acceptance, adoption, and use of our ComfortScan system in China by physicians, imaging clinics, and patients

We have generated insignificant ComfortScan system revenues to date, and therefore can draw no conclusions regarding the seasonality of our business. We have yet to generate a positive internal cash flow, and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding.

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

Under the fair value recognition, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

In the conduct of our business, we have incurred research and development expenses, general and administrative expenses, clinical expenses and sales and marketing expenses.

Research and development expenses consist primarily of compensation, benefits and related expenses for personnel engaged in research and development activities, outside contract and consulting expenses, material and supplies, and personnel costs to produce prototype units and develop manufacturing processes, methods and templates.

General and administrative expenses have consisted of compensation, benefits and related expenses for personnel engaged in general management, finance and administrative positions. They also include expenses for financial advisory, legal and accounting fees, medical and scientific advisory board expenses, insurance and other expenses.
Clinical program expenses have consisted of compensation, benefits and related expenses for personnel engaged in clinical-related activities. These expenses also include costs of developmental studies, consultants, and that portion of travel and general corporate expenses allocated to that department.

Sales and marketing expenses have consisted of compensation, benefits and related expenses for personnel engaged in sales, marketing, and related business development activities. These expenses also include consultants, printing of promotional materials, trade shows and that portion of travel and general corporate expenses allocated to that department.

We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carry forwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. We believe it is more likely than not that we will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $11,500,000 is provided.

As of June 30, 2006, we had approximately $29,400,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2025. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.

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

Results of Operations

Comparison of Three Months Ended June 30, 2006 and 2005

Revenues for the quarter ended June 30, 2006 were approximately $7,000 compared to approximately $111,000 for the quarter ended June 30, 2005. For the three months ended June 30, 2006 the Company did not sell any ComfortScan units, whereas during the second quarter 2005 two ComfortScan units were sold.

Cost of sales was approximately $191,000 for the three months ended June 30, 2006, creating a gross loss of approximately $184,000, due to the lack of any sales of the company’s ComfortScan units during this period. For the period January 1, 2006 through June 12, 2006 we maintained a manufacturing facility with a breakeven point of approximately 15 devices per quarter. Production volumes of less than 15 units per quarter will continue to negatively affect gross profit margins.

Research and development expenses increased approximately $37,000, or 8%, from $470,000 to approximately $507,000 for the three months ended June 30, 2006 as compared to the same period in the prior year. The largest part of this increase was attributed to the recording of stock-based compensation during the three months ended June 30, 2006 of approximately $47,000.
General and administrative expenses increased approximately $875,000, or 126%, from $696,000 to approximately $1,571,000 for the three months ended June 30, 2006 as compared to the same period in the prior year. Personnel costs included various severance charges related to the termination of the Chief Executive Officer in April 2006 and certain other employees terminated on June 13, 2006 of approximately $630,000 and the recording of $208,000 of stock option expense in accordance with the adoption of SFAS 123R. In addition, we incurred $252,000 in legal expenses, an increase of $136,000 over the prior year.

Clinical program expenses increased approximately $200,000, to $840,000 for the three months ended June 30, 2006 as compared to the same period in the prior year due to the expansion of the PMA clinical trials. PMA clinical trial costs totaled $584,000 during the quarter ended June 30, 2006, an increase of $127,000 over that of the same period in the prior year. These costs included device costs, site costs, personnel and consulting costs, and travel expenses. In addition, the Company expanded its medical staffing in the clinical department at a cost of approximately $73,000 during the three months ended June 30, 2006 over that of the same period in the prior year.

Sales and marketing expenses of approximately $177,000 for the three months ended June 30, 2006, reflect a decrease of approximately $47,000 as compared to the same period in the prior year. This was primarily due to the decrease in personnel costs.

Interest expense for the three months ended June 30, 2006 primarily consisted of accretion of the debentures of $375,000 and amortization of financing costs of $144,000 related to the issuance of the debentures.

Comparison of Six Months Ended June 30, 2006 and 2005

Revenues for the six months ended June 30, 2006 were approximately $114,000 compared to approximately $173,000 for the quarter ended June 30, 2005. For the six months ended June 30, 2006 the Company sold two ComfortScan units, whereas during the six months ended June 30, 2005, three ComfortScan units were sold.

Cost of sales was approximately $502,000 for the six months ended June 30, 2006, creating a gross loss of approximately $388,000, due to the minimal ComfortScan units sold during this period. For the period January 1, 2006 through June 12, 2006 we maintained a manufacturing facility with a breakeven point of approximately 15 devices per quarter. Production volumes of less than 15 units per quarter will continue to negatively affect gross profit margins.

Research and development expenses increased approximately $249,000, or 27%, from $918,000 to approximately $1,167,000 for the six months ended June 30, 2006 as compared to the same period in the prior year. Personnel costs increased approximately $220,000, including the recording of stock-based compensation of approximately $87,000, as compared to the same period in the prior year.

General and administrative expenses increased approximately $1,268,000, or 85%, from $1,491,000 to approximately $2,759,000 for the six months ended June 30, 2006 as compared to the same period in the prior year. Personnel costs included various severance charges related to the termination of the Chief Executive Officer in April 2006 and certain other employees terminated on June 13, 2006 of approximately $630,000 and the recording of $515,000 of stock option expense in accordance with the adoption of SFAS 123R. In addition, we incurred $578,000 in legal expenses, an increase of $186,000 over the prior year.

Clinical program expenses increased approximately $1,270,000 to $2,295,000 for the six months ended June 30, 2006 as compared to the same period in the prior year due to the expansion of the PMA clinical trials. PMA clinical trial costs totaled $1,727,000 during the six months ended June 30, 2006, an increase of $1,037,000 over that of the same period in the prior year. These costs included device costs, site costs, personnel and consulting costs, and travel expenses. In addition, the Company expanded its medical staffing in the clinical department at a cost of approximately $227,000 during the six months ended June 30, 2006 over that of the same period in the prior year.

Sales and marketing expenses of approximately $400,000 for the six months ended June 30, 2006, reflect a decrease of approximately $84,000 as compared to the same period in the prior year. This was primarily due to the decrease in personnel costs.

Interest expense for the three months ended June 30, 2006 primarily consisted of accretion of the debentures of $375,000 and amortization of financing costs of $144,000 related to the issuance of the debentures.

Liquidity and Capital Resources

We are a developmental stage company with no significant revenues. We have financed our operations since inception through private issuances of equity securities, generating approximately $44,500,000 in gross proceeds to date, described chronologically below.

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

On April 28, 2006, the Company entered into the Securities Purchase Agreement in which the Company sold convertible debentures in the aggregate face or principal amount of $6,000,000, or $5,250,000 in aggregate cash subscription amount reflecting a 12.5% discount, $2,625,000 of which subscriptions were funded at closing of the first tranche. The remaining $2,625,000 was to be funded when the Company’s first registration statement filed in connection with the Securities Purchase Agreement is declared effective by the Securities Exchange Commission (SEC). The Company’s registration statement filed on May 24, 2006 in connection with the Securities Purchase Agreement has not been declared effective by the SEC and in July, 2006 we elected to withdraw the registration statement and will not be resubmitting a registration statement for these securities. Therefore, the gross proceeds totaling approximately $2,625,000 conditioned upon the effectiveness of the registration of this offering have not been received. The total aggregate face amount of debentures for the second tranche in the amount of $3,000,000 have not been issued, which were to generate net cash proceeds of approximately $2,340,000.

The issued debentures have a term of 16 months and come fully due on August 28, 2007. These debentures are convertible at the option of the holder at any time and from time to time into shares of common stock of the Company at a conversion price equal to the lower of $.08 per share of common stock (initially 75,000,000 shares of common stock) or 80% of the five-day volume weighted average price of the shares prior to conversion, but in no event less than $.02 per share. The debentures are callable under certain circumstances, in particular, in the event that our Operating Losses as defined in the Securities Purchase Agreement exceed $750,000 per month on a cumulative basis commencing in the month of May 2006. Operating losses as defined in the agreement were $658,894, $718,313, and $67,810, respectively, for the months of May 2006, June 2006 and July 2006, respectively.

Pursuant to the Securities Purchase Agreement, the Company issued three series of Common Stock Purchase Warrants to the Purchasers (the “Warrants”). The Series A and Series B Common Stock Purchase Warrants are exercisable until April 28, 2009 to purchase initially up to 112,500,000 shares of common stock, 75,000,000 shares at an exercise price of $.15 per share and 37,500,000 shares at an exercise price of $.50 per share, respectively. These warrants contain provisions to adjust the Exercise Prices in the event that the Company issues common stock in a financing transaction at a price less than the then respective Exercise Price, in which case the Exercise Price shall be reduced to the price at which such common stock was issued. The Series C Common Stock Purchase Warrant is exercisable until the earlier of (i) the later of December 31, 2006 or the one-month anniversary of the effective date of the first registration statement file in connection therewith or (ii) May 28, 2007, to purchase up to 75,000,000 shares of common stock at an exercise price of $.08 per share. The Series A and Series C warrants are callable under certain circumstances.

Simultaneous with this financing, the Company closed a warrant reset offered to existing warrant holders. Participating warrant holders were allowed to exercise their warrants at an exercise price of $.08 per share. In that connection, the Company issued 10,492,000 shares of registered common stock, and issued three-year warrants to purchase 10,492,000 shares of common stock at an exercise price $.15 per share, as well as three-year warrants to purchase 5,246,000 shares of common stock at an exercise price $.50 per share. The Company realized net cash proceeds of approximately $839,000 in the transaction. No placement agent fees were associated with this warrant reset.

.As of June 30, 2006 we had cash and cash equivalents of approximately $133,000. The Company’s registration statement filed on May 24, 2006 in connection with the Securities Purchase Agreement described above has not been declared effective by the Securities Exchange Commission and in July, 2006 we elected to withdraw the registration statement and will not be resubmitting a registration statement for these securities. Therefore, the gross proceeds totaling approximately $2,625,000 conditioned upon the effectiveness of the registration of this offering have not been received. As a consequence, we furloughed all of our employees and ceased operations as of June 13, 2006.

The Company is currently insolvent and is actively seeking both financing and a strategic partner. In the event that the Company is unable to obtain debt or equity financing or unable to obtain such financing on terms and conditions that are acceptable to the Company or unable to, we will have to cease our operations. These factors raise substantial doubt about the Company’s ability to continue its existence as a going concern. There is no assurance that the Company will be able to timely obtain financing or a strategic partner before it runs out of cash and files for bankruptcy. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Certain statements in this report contain information that include or are based upon, certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including without limitation, our ability to timely and successfully obtain financing or a strategic partner, our ability to negotiate work outs with our convertible debt holders and creditors, our ability to continue to be listed on the over the counter exchange, our ability to successfully defend the lawsuits and legal proceedings pending against DOBI and certain of its directors and officers, the timely and final approval by local foreign governments of our ComfortScan system as an adjunct to mammography in various international markets; our ability to timely meet U.S. and foreign government laws and industry standards; our ability to meet U.S. and foreign medical device quality regulation standards required to maintain our CE Mark, and ISO, UL and FDA export certifications; our ability to timely deliver our products into international markets; the acceptance, adoption, and use of our ComfortScan system by physicians, imaging clinics, and patients; and our ability to obtain third-party reimbursement from U.S. and foreign governments and private payers.

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

On July 15, 2005, the Company was served with a complaint that had been filed in the United States District Court for the Western District of Texas on July 5, 2005 by Steve Aubrey and a group of other stockholders, many of whom are associated with Mr. Vodicka, alleging, among other things, that the Company and certain of its officers and directors, as well as two of its previous advisors, had violated federal and state securities laws and seeking damages, interest, and attorneys’ fees and costs. On July 28, 2005, Mr. Vodicka himself filed a complaint against the same defendants in the same court containing substantially the same allegations and claims. On September 24, 2005, the Company received an Amended Complaint consolidating the Aubrey and Vodicka suits. On October 6, 2005, plaintiffs filed self-executing papers in the Western District of Texas voluntarily dismissing their claims without prejudice. Shortly thereafter, several plaintiffs moved to withdraw or vacate their voluntary dismissals. In addition, plaintiffs’ counsel petitioned the court to withdraw from the case. Plaintiffs’ motions to withdraw or vacate their voluntary dismissals were denied and plaintiffs’ counsel’s motion to withdraw was dismissed as moot on November 28, 2005. Vodicka’s counsel in the Western District of Texas thereupon withdrew from representing Vodicka and the other plaintiffs. On December 27, 2005, Vodicka and several other plaintiffs represented by new counsel re-initiated litigation in the Western District of Texas alleging substantially the same allegations as to the Company and certain officers and directors as those contained in the prior complaint which had been dismissed without prejudice. Defendants filed motions to dismiss the complaint in its entirety. In response to the defendants’ motions the Court granted plaintiffs permission to file one last amended complaint wherein plaintiffs could address the deficiencies detailed in defendants’ motions to dismiss. On March 29, 2006, plaintiffs filed their amended complaint against the Company and some but not all of the individual officers and directors named in the December, 2005 complaint. (The other Company officers and directors were voluntarily dropped from the litigation, as was one of the Company’s previous advisors.) The plaintiffs have claimed that the Company and certain of its officers and directors made material omissions and/or misrepresentations and that this caused plaintiffs to privately purchase shares of the Company’s stock at allegedly artificially inflated prices. On April 12, 2006, the United States District Court for the Western District of Texas ruled that the March 29, 2006 version of the complaint contained sufficient allegations to allow the case to proceed to the discovery phase. On July 28, 2006, plaintiffs served a second amended complaint adding four additional plaintiffs to the action. On September 1, 2006, plaintiffs served a motion for leave to serve a third amended complaint adding two additional individual defendants allegedly affiliated with one of DOBI’s previous advisors and an alleged corporate successor in interest to that advisor to the action. This motion is currently pending. The Company believes that the plaintiffs’ allegations are without merit and that they stem from plaintiffs’ dissatisfaction with the current market price of the Company’s stock. The Company intends to continue to vigorously defend against plaintiffs’ claims. However, we are unable to predict the outcome of the claims and accordingly, no amounts have been provided for in the financial statements.

During late 2005 and early 2006, a dispute arose between the Company and one of its insurance carriers, North River Insurance Company (“North River”), concerning the carrier’s duty to defend and indemnify the Company and its officers and directors in connection with litigation matters. Due to conflicting positions taken by North River regarding the scope of its contractual coverage obligations, the Company initiated an action in the Superior Court of the State of New Jersey to compel North River to defend and indemnify the Company and its officers and directors in accordance with its insurance policy. On July 21, 2006 the action against North River was settled and the lawsuit dismissed, and North River has agreed to provide coverage in accordance with the terms of the policy and the settlement agreement.

On and about May 30, 2006, the Company and certain current and former officers and directors of the Company received subpoenas from the U.S. Securities and Exchange Commission (the "SEC"), dated May 26, 2006, indicating that the SEC is conducting a formal investigation to determine whether there have been any violations of securities laws for the period from January 1, 2004 to the present. The Company and its officers and directors intend to continue to fully cooperate with and assist the SEC in this fact finding investigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

The Company is currently in default of its Convertible Debentures due August 2007. The outstanding principal amount of the Debentures is $3 million. In the event of a default, the principal amount, plus liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the Holder’s election, immediately due and payable in cash at the mandatory default amount, or 130% of the principal amount.

Item 4. Submission of Matters to a Vote of Security Holders

On June 28, 2006, the Company held its Annual Meeting of Shareholders. The votes for the four proposals coming before the meeting were as follows:

1. Election of Directors:	For	Withheld

Brad Baker	40,567,008	3,879,526
Steve M. Barnett	43,487,011	959,523
David H. Clarke	43,492,011	954,523
William Li, MD	43,484,011	962,523
Robert B. Machinist	43,492,011	954,523
Webb W. Turner	40,509,108	3,937,426

2.	Approve an Amendment to the Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock to 940 Million Shares:

For	42,729,560
Against	1,571,610
Abstain	145,364

3.	Approve an Amendment to the 2000 Stock Incentive Plan to be Amended to Permit the award of 25,000,000 Shares or 15% of the Issued and Outstanding shares of Common Stock, whichever is greater:

For	20,780,219
Against	1,201,934
Abstain	1,542,785

4.	Ratify Appointment of Marcum & Kliegman, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006:

For	44,011,701
Against	291,673
Abstain	143,160

Item 5. Other Information

On August 14, 2006 we filed a notification on Form 12b-25 of a late filing of the Company’s Quarterly Report on Form 10-QSB for the fiscal period ending June 30, 2006. On August 22, 2006 the Company received an OTCBB delinquency notification from the NASD that it is not current in its reporting requirements and that if such delinquency is not cured by September 21, 2006, the Company will no longer be eligible for quotation on the OTC Bulletin Board and therefore will be removed effective September 25, 2006. The Company expects that the filing of this 10-QSB for the period ending June 30, 2006 will cure such delinquency and that it will continue to be listed on the OTCBB.

Item 6. Exhibits and Reports on Form 8-K

a)	31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reportson Form 8-K

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

3.    We filed a Current Report on Form 8-K on June 2, 2006 regarding the formal investigation being conducted by the SEC to determine whether there have been any securities violations by the Company and certain of its directors and officers.

4.    We filed a Current Report on Form 8-K on June 13, 2006 regarding d regarding the furlough of all officers and employees.

5.    We filed a Current Report on Form 8-K on June 15, 2006 regarding our net operating loss for the month of May, 2006.

6.    We filed a Current Report on Form 8-K on June 26, 2006 regarding the resignation of William Li, MD as a director of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 20, 2006	DOBI MEDICAL INTERNATIONAL, INC.

	By:	/s/ Michael R. Jorgensen
Michael R. Jorgensen
Authorized Representative