Form 10-Q
period 2012-06-30
DOBI MEDICAL INTERNATIONAL INC
filed 2012-08-14
CIK 1111697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-32523

IBOD IMAGING, INC.

(Exact Name of registrant as specified in its charter)

Delaware	98-0222710
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

85 Challenger Road Suite 501

Ridgefield Park, NJ 07660

(Address of principal executive offices)

(201) 848-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

August 14 there are 1,000,000 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page(s)

Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	4

Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)	5

Statement of Stockholders’ Equity for the Six Months Ended June 30, 2012 (Unaudited) and Years Ended December 31, 2011 and 2010	6

Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-12

Item 1. Financial Statements

IBOD Imaging, Inc.

Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)

Assets

Current Assets:
Cash	$211,927	$177,170
Receivable - other	6,750	100,000
Prepaid expenses	1,250	-
Total Current Assets	219,927	277,170

Total Assets	$219,927	$277,170

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable and accrued expenses	$51,821	$71,042
Income taxes payable	47,423	58,310
Total Current Liabilities	99,244	129,352

Stockholders' Equity:
Common stock, ($0.0001 par value, 1,000,000 shares authorized,
1,000,000 issued and outstanding)	100	100
Additional paid-in capital	118,589	118,589
Retained earnings	1,994	29,129
Total Stockholders' Equity	120,683	147,818

Total Liabilities and Stockholders' Equity	$219,927	$277,170

See accompanying notes to financial statements

IBOD Imaging, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Royalty income	$6,750	$-	$6,750	$-

General and administrative expenses	19,387	11,308	44,772	14,182

Loss from operations before income tax benefit	(12,637)	(11,308)	(38,022)	(14,182)

Income tax benefit	2,207	4,410	10,887	5,531

Net loss	$(10,430)	$(6,898)	$(27,135)	$(8,651)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements

IBOD Imaging, Inc.

Statement of Stockholders' Equity

Six Months Ended June 30, 2012 and Years Ended December 31, 2011 and 2010

(Unaudited)

				Retained Earnings	Total
	Common Stock, $0.0001 Par Value		Additional	(Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit)	Equity

Balance, December 31, 2010	1,000,000	$100	$118,589	$(89,363)	$29,326

Net income, 2011				118,492	118,492

Balance, December 31, 2011	1,000,000	100	118,589	29,129	147,818

Net loss, six months ended June 30, 2012				(27,135)	(27,135)

Balance, June 30, 2012	1,000,000	$100	$118,589	$1,994	$120,683

See accompanying notes to financial statements

IBOD Imaging, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,135)	$(8,651)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Changes in operating assets and liabilities:
Deferred tax asset	-	(5,531)
Receivable - other	93,250	-
Prepaid expenses	(1,250)	-
Accounts payable and accrued expenses	(19,221)	-
Income taxes payable	(10,887)	-
Net Cash Provided by (Used In) Operating Activities	34,757	(14,182)

Net Increase (Decrease) in Cash	34,757	(14,182)

Cash - Beginning of Period	177,170	52,023

Cash - End of Period	$211,927	$37,841

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to financial statements

IBOD Imaging, Inc.

Notes to Financial Statements

June 30, 2012

(Unaudited)

Note 1 Nature of Operations and Basis of Presentation

Nature of Operations

IBOD Imaging, Inc. (‘the Company’ or “Ibod’) developed technology associated with the imaging of the human body referred to as dynamic functional imaging. In December 2011 Ibod sold the technology for cash and a royalty stream expiring February 2013, plus the non-exclusive right, which expires in February 2016, to distribute the technology in the United States.

The Company generates revenue solely from its licensing agreement.

Basis of Presentation

Prior to the bankruptcy and reorganization discussed below, the Company previously reported under U.S. Securities and Exchange Commission rules and regulations under the name DOBI Medical International, Inc.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC.

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10 for the years ended December 31, 2011 and 2010. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the years ended 2011 and 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

Reorganization Proceedings

On June 14, 2007 (“Petition Date”), the Company filed voluntary petition for relief under chapter 11 of the United States Code with the United States Bankruptcy Court.  On October 26, 2007, the Company filed its Plan of reorganization, which was confirmed on February 19, 2008 (“Emergence Date”). As a result, the Successor Company (IBOD) adopted fresh start accounting. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes with no assets or liabilities.

Note 2 Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

IBOD Imaging, Inc.

Notes to Financial Statements

June 30, 2012

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2012 and December 31, 2011, respectively.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

☐	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
☐	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
☐	Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted of accounts payable and accrued expenses. The carrying amounts of the Company's financial instruments generally approximated their fair values as of June 30, 2012 and December 31, 2011, due to the short-term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped by the third party, (3) the royalty is fixed or determinable, and (4) collectability is reasonably assured.

Sale of Intellectual Property

In February 2007, prior to the bankruptcy and reorganization, the Company transferred equipment, inventory, and the rights to use intellectual property to a third party to continue the manufacture, development and distribution of these assets. The third party had the option to purchase these the intellectual property assets for $250,000 by February 2012. In September 2011, the option was exercised and in December 2011, the asset sale closed with the third party.

IBOD Imaging, Inc.

Notes to Financial Statements

June 30, 2012

(Unaudited)

Terms of the agreement were as follows:

●	Intellectual property was sold for $250,000; $150,000 was received in September 2011 and the remaining $100,000 was received in January 2012.

●	The Company expects to receive royalty revenue through the February 14, 2013, the termination date of the agreement.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as general and administrative expense.

Income Taxes

Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law.

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company periodically assess its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. When it is not more likely than not that a tax position will be sustained, the Company records its best estimate of the resulting tax liability and any applicable interest and penalties in the financial statements. Penalties and interest assessed by income taxing authorities are included in operating expenses.

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The Company presents the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the changes are enacted. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. The Company evaluates its deferred tax assets and liabilities on a periodic basis.

At June 30, 2012 and December 31, 2011, respectively, the Company did not believe it had any liabilities for uncertain tax positions.

Earnings (loss) per share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

IBOD Imaging, Inc.

Notes to Financial Statements

June 30, 2012

(Unaudited)

A separate computation of diluted earnings per share is not presented since the Company has no common stock equivalents.

Recent accounting pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s interim unaudited financial statements

Note 3 Commitments and Contingencies

Contingencies

Prior to the reorganization, there were secured debenture holders (“holders”) who represented a component of the discharged liabilities in connection with the bankruptcy. Following the sale of the 60th device employing the technology licensed (see revenue recognition policy note), the holders would be entitled to royalties of 80% of the gross cash proceeds generated.

Litigations, Claims and Assessments

The Company may become involved in lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Note 4 Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets at June 30, 2012 and December 31, 2011 are as follows:

	2012	2011

Net operating loss carryforward	$2,000	$-
Valuation allowance	(2,000)	-
	$-	$-

The valuation allowance at June 30, 2012 and December 31, 2011 was $2,000 and $0, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

IBOD Imaging, Inc.

Notes to Financial Statements

June 30, 2012

(Unaudited)

The Company has not filed its federal or state income tax returns for the years ended December 31, 2011, 2010, 2009 or 2008. Management plans to file all delinquent tax returns by December 31, 2012.

Taxpayers who don’t file past due returns are subject to the following:

•	Assessment of penalties and interest,
•	A substitute return may be filed by tax agency based on information the tax agency has from other sources. It will not include any additional exemptions or expenses and may overstate the Company’s tax liability,
•	Levy on bank account,
•	Federal and/or state tax lien
•	Loss of net operating loss carryback; and
•	Revocation of corporate charter

During the three months ended June 30, 2012, the Company accrued and charged to operating expenses interest and penalties on its delinquent income tax returns of $556 and $7,432, respectively.

During the six months ended June 30, 2012, the Company accrued and charged to operating expenses interest and penalties on its delinquent income tax returns of $1,011 and $10,106, respectively.

For financial reporting purposes, the Company’s federal and state taxable income related to 2008 was absorbed by the Company’s net operating losses for 2009 and 2010. The Company carried back the entire federal net operating loss from 2009 and the portion of its federal net operating loss from 2010 sufficient to eliminate any prior period tax liability. The balance was carried forward and utilized in 2011 against taxable income. Expected net operating losses for 2012 will be carried back to 2011 to reduce the 2011 tax liability.

The State of New Jersey does not allow for the carryback of net operating losses, only a 20 year carryforward. The net operating losses from prior years were carried forward and utilized in 2011 against taxable income. Expected net operating losses for 2012 will be carried forward to 2013.

The Company’s income tax liability at June 30, 2012 is as follows:

December 31, 2011	$58,310
Net operating loss carryback - federal	(10,887)
June 30, 2012	$47,423

Income tax benefit, of approximately $11,000 and $6,000, for the six months ended June 30, 2012 and 2011, respectively, is based on the Company's estimate of the effective tax rate expected to be applicable for the full year 2012, which is 39%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Registration Statement on Form 10-12G, filed with the SEC on April 16, 2012, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

We completed a clinical study in Beijing, China in early 2006 and submitted the documentation of this study for review by the Chinese State Food and Drug Administration (“SFDA”), China’s medical device approving authority, which, in early 2007, approved our ComfortScan® system as an adjunct to mammography for sale in China.

In February 2007, we licensed our technology to a third party pursuant to an exclusive worldwide master distribution agreement (the “License Agreement”) through which such third party (“XMDT”) pays royalties in connection with sale of the ComfortScan® system.  Since the execution of the License Agreement in February 2007, the Licensee has sold approximately thirty one (31) ComfortScan® systems , and has established manufacturing operations in Lang Fang, China, a suburb of Beijing, in order to fulfill a sales backlog. Renewal of SFDA approval was officially granted to XMDT on July 27, 2011. The application process included (i). Production Permit and Standard Expert Panel Meeting, (ii). Quality System On-site Auditing and Approval,(iii) Product Safety Testing and Inspection, (iv). Clinical Trial, Evaluation and Clinical Expert Panel Meeting, and (v). Material Submission, SFDA Administrative Review and Approval. The previous approval expired on March 17, 2011, and the application for renewal was begun on March 15, 2011.

In December 2011, the XMDT purchased the technology and all related intellectual property previously licensed through the License Agreement, and the name “DOBI Medical International, Inc.” from us for a) $250,000, b) an extension of the royalty agreement through February 2013 at a rate of $2,500 per device sold, and c) the right to act as a non-exclusive distributor of CS2  in the event that CS2 is approved for use in the United States by the United States Food and Drug Administration (“US FDA”). This right expires in February 2016. During the 2012 second calendar quarter, 3 ComfortScan devices were sold by XMDT.

We have been told by XMDT, that it plans to expand its customer base in China through delivery of the ComfortScan® system while conducting pilot trials of CS2 to determine the efficacy of the CS2 device as a screening device. Further, the XMDT has informed us that in the event that CS2 pilot trials are successful, the SMDT will seek approval to sell CS2 in China.  Once a customer base for CS2 is established in China, XMDT plans to conduct larger clinical trials. In the event that these larger clinical trials are successful, Licensee will likely seek a partner to obtain US FDA approval.

Limited Operating History

We have not generated an independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the Three Months Ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011

Royalty Income	$6,750	$-
Total General and Administrative Expenses	$(19,387)	$(11,308)
Income tax benefit (expense)	$2,207	$4,410
Other Income	$-	$-
Net Income (Loss)	$(10,430)	$(6,898)
Net Income (Loss) per common share – basic and diluted	$(0.01)	$(0.01)

Total Income

The Company developed technology associated with the imaging of the human body referred to as dynamic functional imaging. In December 2011 Ibod sold the technology for cash and a royalty stream expiring February 2013, plus the non-exclusive right, which expires in February 2016, to distribute the technology in the United States.

The Company earned royalty revenue during the three months ended June 30, 2012 and 2011 of $6,750 and $0, respectively.

Total General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2012, were $19,387, as compared to $11,308 for the comparable three months ended June 30, 2011.  The increase is primarily attributable to accounting and legal work for the company’s Form 10 filing with the Securities Exchange Commission and penalties and interest charged to expense due to the Company’s delinquent tax filings.

 Income Tax Benefit

The Company recognized income tax benefit (expense) of $2,207 and $4,410 during the three months ended June 30, 2012 and 2011 from the utilization of net operating losses.

For the Six Months Ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011

Royalty Income	$6,750	$-
Total General and Administrative Expenses	$(44,772)	$(14,182)
Income tax benefit (expense)	$10,887	$5,531
Other Income	$-	$-
Net Income (Loss)	$(27,135)	$(8,651)
Net Income (Loss) per common share – basic and diluted	$(0.03)	$(0.01)

Total Income

The Company earned royalty revenue during the six months ended June 30, 2012 and 2011 of $6,750 and $0, respectively.

Total General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2012, were $44,772, as compared to $14,182 for the comparable six months ended June 30, 2011.  The increase is primarily attributable to accounting and legal work for the company’s Form 10 filing with the Securities Exchange Commission and penalties and interest charged to expense due to the Company’s delinquent tax filings.

Income Tax Benefit

The Company recognized income tax benefit of $10,887 and $5,531 during the six months ended June 30, 2012 and 2011 from the utilization of net operating losses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock and intellectual property.

Our primary uses of cash have been for legal and professional fees. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	The cost of being a public company

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

At June 30, 2012, we had a cash balance of $211,927. We currently have no material commitments for capital expenditures.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Operating activities

For the six months ended June 30, 2012 the company’s operating activities generated cash of $34,757.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our financial statements for the period ended June 30, 2012.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements or liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings .

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form 10-12G, filed with the SEC on April 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2012, that were not otherwise disclosed on a Form 8-K.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________________

*	Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBOD IMAGING, INC.

Date: August 14, 2012	By:	/s/ Michael Jorgensen
Name: Michael Jorgensen
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Michael Jorgensen
Name: Michael Jorgensen
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

